Form 10-Q
period 2021-06-30
Cyteir Therapeutics, Inc.
filed 2021-08-09
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40499

Cyteir Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-5429901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
128 Spring St, Building A, Suite 510 Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 857-285-4140

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CYT	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No  ☒

As of August 4, 2021, the registrant had 35,369,726 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$198,637	$10,938
Prepaid expenses and other current assets	1,668	1,193
Total current assets	$200,305	$12,131
Property and equipment, net	1,492	1,287
Other assets	256	317
Total assets	$202,053	$13,735
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,512	$1,689
Accrued expenses and other current liabilities	3,932	1,448
Total current liabilities	$7,444	$3,137
Deferred rent, net of current portion	334	452
Other long term liabilities	420	766
Total liabilities	$8,198	$4,355
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, 0 and 5,817,996 shares authorized, issued, and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	5,696
Series B redeemable convertible preferred stock, 0 and 71,199,999 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 55,200,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	51,715
Series C redeemable convertible preferred stock, 0 shares authorized, issued, and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 40,000,000 and 77,017,995 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 320,000,000 and 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 34,474,323 and 2,719,721 shares issued as of June 30, 2021 and December 31, 2020, respectively; 34,104,882 and 2,044,284 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	34	2
Additional paid-in capital	262,355	1,894
Accumulated deficit	(68,534)	(49,927)
Total stockholders’ equity (deficit)	193,855	(48,031)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$202,053	$13,735

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts) (unaudited)	2021	2020	2021	2020
Operating expenses:
Research and development	$8,886	$3,633	$14,499	$8,634
General and administrative	2,422	875	4,146	1,884
Total operating expenses	11,308	4,508	18,645	10,518
Loss from operations	(11,308)	(4,508)	(18,645)	(10,518)
Other income (expense):
Other income (expense)	13	10	38	91
Total other income (expense)	13	10	38	91
Net loss	$(11,295)	$(4,498)	$(18,607)	$(10,427)
Net loss per share—basic and diluted	$(4.83)	$(3.18)	$(8.29)	$(7.38)
Weighted-average common stock outstanding—basic and diluted	2,337,947	1,414,009	2,245,243	1,413,554

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

	Redeemable convertible preferred stock

	Series A		Series B		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance At December 31, 2019	5,817,996	$5,696	55,200,000	$51,715	1,412,954	$1	$767	$(29,104)	$(28,336)
Exercise of common stock options	—	—	—	—	488	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	—	(5,929)	(5,929)
Balance at March 31, 2020	5,817,996	$5,696	55,200,000	$51,715	1,413,442	$1	$856	$(35,033)	$(34,176)
Exercise of common stock options	—	—	—	—	595	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	—	—	(4,498)	(4,498)
Balance at June 30, 2020	5,817,996	$5,696	55,200,000	$51,715	1,414,037	$1	$964	$(39,531)	$(38,566)

	Redeemable convertible preferred stock
	Series A		Series B		Series C		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance At December 31, 2020	5,817,996	$5,696	55,200,000	$51,715	—	$—	2,044,284	$2	$1,894	$(49,927)	$(48,031)
Exercise of common stock options	—	—	—	—	—	—	49,235	—	154	—	$154
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $345	—	—	—	—	21,784,885	79,655	—	—	—	—	$—
Vesting of early exercised options	—	—	—	—	—	—	172,640	—	196	—	$196
Stock-based compensation expense	—	—	—	—	—	—	—	—	488	—	$488
Net loss	—	—	—	—	—	—	—	—	—	(7,312)	$(7,312)
Balance at March 31, 2021	5,817,996	$5,696	55,200,000	$51,715	21,784,885	$79,655	2,266,159	$2	$2,732	$(57,239)	$(54,505)
Exercise of common stock options	—	—	—	—	—	—	15,987	—	40	—	40
Vesting of early exercised options	—	—	—	—	—	—	131,861	—	150	—	150
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	7,400,000	7	121,620	—	121,627
Conversion of convertible preferred stock into common stock upon initial public offering	(5,817,996)	(5,696)	(55,200,000)	(51,715)	(21,784,885)	(79,655)	24,290,875	25	137,041	—	137,066
Stock-based compensation expense	—	—	—	—	—	—	—	—	772	—	772
Net loss	—	—	—	—	—	—	—	—	—	(11,295)	(11,295)
Balance at June 30, 2021	—	$—	—	$—	—	$—	34,104,882	$34	$262,355	$(68,534)	$193,855

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

	Six Months Ended June 30,
(in thousands) (unaudited)	2021	2020
Cash flows from operating activities:
Net loss	$(18,607)	$(10,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	214	149
Stock-based compensation	1,260	196
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(475)	144
Other assets	61	—
Accounts payable	1,696	367
Accrued expenses and other current liabilities	2,484	537
Deferred rent	(118)	241
Net cash used in operating activities	$(13,485)	$(8,793)
Cash flows from investing activities:
Purchases of property and equipment	(292)	(554)
Net cash used in investing activities	$(292)	$(554)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	79,655	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs of $10,398	121,627	—
Proceeds from exercise of stock options	194	1
Net cash provided by financing activities	$201,476	$1
Net (decrease) increase in cash, cash equivalents, and restricted cash	187,699	(9,346)
Cash, cash equivalents and restricted cash at beginning of period	11,194	29,156
Cash, cash equivalents and restricted cash at end of period	$198,893	$19,810
Supplemental disclosure of cash flows
Property and equipment purchases in accounts payable	$127	$14
Supplemental disclosure of noncash financing activities
Vesting of early exercised options	$346	$—
Initial public offering costs included in accounts payable and accrued expenses	$1,175	$—
Conversion of preferred stock to common stock upon initial public offering	$137,066	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$198,637	$19,554
Restricted cash (included in other assets)	256	256
Total cash, cash equivalents, and restricted cash	$198,893	$19,810

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Notes to condensed consolidated financial statements – (unaudited)

1. Nature of the business

Cyteir Therapeutics, Inc., (the “Company”) is a clinical-stage biotechnology company focused on developing and commercializing the next generation of precision oncology medicines that inhibit DNA damage repair and cause cancer cell death through a therapeutic strategy known as synthetic lethality. The Company’s lead program, CYT-0851, as well as its next generation drug candidate, CYT-1853, exploit a novel gain-of-function synthetically lethal relationship between overexpression of a family of DNA damaging genes called cytidine deaminases, and functional inhibition of homologous recombination, a DNA repair pathway critical for the survival of some cancers. The Company is using its expertise in DNA Damage Response biology and a disciplined approach to select targets for other novel, differentiated programs with the aim of building a patient-centric portfolio of effective cancer therapies.

The Company was formed as a Delaware corporation on June 4, 2012, pursuant to the General Corporation Law of the State of Delaware. The Company has a principal office in Lexington, Massachusetts.

Initial Public Offering

On June 22, 2021, the Company completed an initial public offering ("IPO") in which the Company issued and sold 7,400,000 of its common stock, at a public offering price of $18.00 per share, resulting in gross proceeds of $133.2 million. The Company received $121.6 million in net proceeds after deducting underwriting discounts, commissions and offering costs.

Upon closing of the IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into 24,290,875 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

Reverse Stock Split

On June 11, 2021, the Company effected a 1-for-3.4088 reverse stock split of the Company’s common stock and adjusted the ratio at which the Company’s preferred stock is convertible into common stock, as well as the number of shares under the 2012 Stock Incentive Plan and the Company’s Amended and Restated Certificate of Incorporation, as well as the share amounts of restricted stock grants under the plan and the number of options and exercise prices of options under the plan as a result of the 1-for-3.4088 reverse stock split. All common shares, stock options, and per share information presented in the accompanying consolidated financial statements and notes thereto have been adjusted, where applicable, to reflect the reverse stock split on a retroactive basis for all periods presented. The per share par value and authorized number of shares of the Company’s common stock were not adjusted as a result of the split.

Liquidity

The Company has incurred net operating losses since inception and has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and from United States government grants. As of June 30, 2021, the Company had cash and cash equivalents of $198.6 million and an accumulated deficit of $68.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company expects that its cash and cash equivalents as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are available to be issued.

The Company will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

COVID-19 considerations

The development of the Company’s product candidates could be disrupted and materially adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic and the measures taken by the governments of countries affected by it could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for the Company’s product candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect the Company’s ability to obtain regulatory approvals. These disruptions could also affect other facets of the Company’s business, including, but not limited to, the Company’s ability to recruit employees from outside of the United States, the ability of the Company’s CROs to conduct clinical trials and preclinical studies in countries outside of the United States, the Company’s ability to import materials from outside of the United States, including raw materials required to manufacture its drug candidates, the Company’s ability to export materials to its CROs and other third-parties located outside of the United States, the Company’s ability to identify suitable clinical sites or open those sites for enrollment due to competing business needs, the Company’s ability to enroll patients due to their fear of coming into medical facilities and their perceived risk of becoming infected at such facilities, and the Company’s ability to monitor the clinical data generated at its clinical sites, required for completion of clinical trials.

The COVID-19 pandemic and mitigation measures also may have an adverse impact on global economic conditions, which could adversely impact the Company’s business, financial condition or results of operations. Additionally, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility as a result of the COVID-19 pandemic could have an adverse effect on the Company’s ability to access capital and on the market price of its common stock. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties on whom it relies or with whom it conducts business, were to experience shutdowns or other business disruptions, the Company’s ability to conduct business in the manner and on the timelines presently planned could be materially and adversely impacted.

2. Summary of significant accounting policies

Basis of Presentation and Consolidation

The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2020 and 2019 ("audited financial statements"), included in the Company's final prospectus that forms part of the Company's Registration Statement on Form S-1, dated June 14, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on June 21, 2021 (the "Final Prospectus") except as noted below.

Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2021, and the condensed consolidated statements of operations, statements of redeemable convertible preferred stock and changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 and statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Deferred Financing Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred financing costs until such financings are consummated. After consummation of the equity financing, these costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the respective equity instrument issued. Should an in-process equity financing be abandoned, the deferred financing costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. Upon closing the IPO in June 2021, deferred financing costs were derecognized and recorded against the IPO proceeds as a debit to additional paid-in capital. No amounts were recorded as of June 30, 2021. As of December 31, 2020, the Company recorded deferred financing costs of $0.1 million, presented within other assets on the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2020 for nonpublic entities. The Company adopted this ASU on January 1, 2021 and the impact was not material to its disclosures.

3. Fair value measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		June 30, 2021
Description	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)		Significant other observable inputs (level 3)
Assets:
Cash equivalents	$198,637	$198,637		$—		$—
Total assets	$198,637	$198,637	$		$

		December 31, 2020
Description	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Assets:
Cash equivalents	$10,938	$10,938	$—	$—
Total assets	$10,938	$10,938	$—	$—

During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of its standard checking accounts and money market funds, are based on quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid research and development expenses	$1,345	$871
Prepaid other	323	322
Total	$1,668	$1,193

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory and computer equipment	$1,115	$694
Leasehold improvements	1,266	1,268
Total property and equipment	2,381	1,962
Less: accumulated depreciation and amortization	(889)	(675)
Property and equipment, net	$1,492	$1,287

For both the three months ended June 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $0.1 million. For the six months ended June 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $0.2 and $0.1 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development expenses	$2,364	$193
Accrued bonuses	760	854
Accrued other	808	401
Total accrued expenses and other current liabilities	$3,932	$1,448

7. Redeemable convertible preferred stock

Cyteir issued Series A redeemable convertible preferred stock (“Series A Preferred Stock”), Series B redeemable convertible preferred stock ("Series B Preferred Stock), and Series C redeemable preferred stock ("Series C Preferred Stock). Upon issuance of each class of convertible preferred stock, the Company assessed the embedded conversion and liquidation features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each class of convertible preferred stock.

On June 22, 2021, upon closing of the Company's IPO, all of the then-outstanding shares of preferred stock automatically converted into 24,290,875 shares of common stock. There were no outstanding shares of preferred stock at June 30, 2021.

At December 31, 2020, preferred stock consisted of the following (in thousands, except share amounts):

	Preferred stock authorized	Preferred stock issued and outstanding	Carrying value	Liquidation value	Common stock issuable upon conversion
Series A Preferred Stock	5,817,996	5,817,996	$5,696	$5,696	1,706,998
Series B Preferred Stock	71,199,999	55,200,000	51,715	51,715	16,195,656
Total	77,017,995	61,017,996	$57,411	$57,411	17,902,654

Significant terms of the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (collectively, “Preferred Stock”) are as follows:

Voting

The holder of each share of Preferred Stock was entitled to one vote for each share of common stock into which it would convert and to vote with the common stock on all matters. As long as a minimum number of shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were outstanding, the holders of the Preferred Stock were entitled to elect four directors and the approval of certain actions requires a majority of the Preferred Stockholders.

Conversion

As of December 31, 2020, the shares of Preferred Stock were convertible into shares of common stock, at the conversion price in effect at the time of such conversion, which was initially one-for-one subject to adjustment for certain potential non-dilutive transactions. The conversion could be initiated by the holder at any time or was mandatory (a) at any time upon the written consent of the holders of a majority of the outstanding shares of the Preferred Stock or (b) immediately upon the closing of a qualified public offering of gross proceeds to the Company of at least $50,000,000. In the event that any holder of shares of Series B Preferred Stock did not purchase the full amount of such holder’s preferred stock tranche obligation, then each share of Series B Preferred Stock held by such holder automatically converted into shares of common stock at a ratio of 1/10th of the applicable conversion ratio. As all tranche obligations were completed as of July 2019, this conversion feature expired unexercised.

Dividends

The holders of the Preferred Stock were entitled to receive dividends at the rate of 8% of the applicable original issue price per annum, as potentially adjusted for certain non-dilutive transactions. Dividends shall accrue whether or not declared, shall not be cumulative or compounded and shall be payable only when, as and if declared by the Board of Directors (the “Board”) and in preference and in priority to any dividends on common stock. There have been no dividends declared by the Board as of June 30, 2021.

Liquidation preference

In the event of any liquidation, dissolution, or winding up of the Company (“Liquidation Event”), the holders of Preferred Stock were entitled to receive prior and in preference to the holders of common stock, an amount equal to an amount per share equal to the greater of the original issue price, as potentially adjusted for certain non-dilutive transactions, plus all declared and unpaid dividends on the Preferred Stock or the price per share that would be received if the Preferred Stock were converted to common stock. If the assets and funds available to be distributed to all holders of Preferred Stock were insufficient to permit the payment, in full, of any of the liquidation preferences, then the entire assets and funds legally available for distribution to holders of the Preferred Stock would be distributed ratably among the holders of Preferred Stock, acting as a single class, at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

After the payment of the full liquidation preference of the Preferred Stock as set forth above, the remaining assets of the Company legally available for distribution in such Liquidation event shall be distributed ratably to the holders of shares of common stock.

Redemption

The Company has determined that all series of preferred stock are redeemable, based on the Certificate of Incorporation that states upon the occurrence of a deemed liquidation event, the holders of preferred stock are entitled to receive cash or other assets.

8. Common stock

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth above.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are not any cumulative voting rights. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of shares of capital stock of the Company; however, the issuance of common stock may be subject to the vote of the holders of one or more series of preferred stock that may be required by terms of the Certificate of Incorporation.

As of June 30, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for the potential conversion of outstanding preferred stock and exercise of stock options:

	June 30, 2021	December 31, 2020
Preferred Stock	-	17,902,654
Options to purchase common stock	2,619,744	1,293,212
Remaining shares reserved for future issuance	5,859,231	148,035
Total	8,478,975	19,343,901

9. Stock-based compensation

2012 Stock Incentive Plan

The Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”) in February 2016 pursuant to which the Company can issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciate rights shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price may be less than fair market value if the stock award is granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of the Company. The maximum term of options granted under the 2012 Plan is ten years, and stock options typically vest over a four-year period. The Board may assign vesting terms to the stock option grants as deemed appropriate. The Company also has the right of refusal to purchase any proposed disposition of shares issued under the 2012 Plan. The 2012 Plan allows for early exercise of all stock option grants if authorized by the Board at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees may accelerate vesting in the event of a change of control of the Company unless assumed or substituted by the acquirer or surviving entity. The 2012 Plan has been subsequently amended and provides for the issuance of up to 6,941,421 shares of common stock as of June 30, 2021, of which 2,732,632 shares of common stock remain available for future grant under the 2012 Plan as of June 11, 2021. On June 11, 2021, the Company’s board of directors adopted, and in June 2021 the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the initial public offering. The 2,732,632 shares of common stock available for future issuance under the 2012 Plan were made available for future issuance under the 2021 Plan upon the effectiveness of the 2021 Plan.

2021 Equity Incentive Plan

In June 2021 the Company’s board of directors adopted, and in June 2021 the Company’s stockholders approved, the 2021 Plan, which became effective immediately prior to the effectiveness of the registration statement for the initial public offering. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the 2021 Plan, the number of shares of common stock reserved for issuance under the 2021 Plan was 5,932,632, which represents 3,200,000 shares along with 2,732,632 shares of common stock reserved for issuance under the 2012 Plan that remained available for grant under the 2012 Plan immediately prior to the effectiveness of the 2021 Plan. Shares of our common stock subject to outstanding awards granted under the 2012 Plan that expire unexercised or are terminated, surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will become available for issuance under the 2021 Plan. The 2021 Plan includes an "evergreen" provision, which provides for an annual increase to be added on January 1st of each year beginning in 2022 and continuing through and including 2031 by the lesser of (i) 5% of the number of shares of Stock outstanding as of such date and (ii) an amount determined by the board of directors. Upon adoption of the 2021 Plan, the Company ceased the grant of additional awards under the 2012 Plan.

At June 30, 2021, there were 5,932,632 shares of common stock issuable upon the exercise of outstanding options of which 5,859,231 shares of common stock remain available for future grant under the 2021 Plan.

2021 Employee Stock Purchase Plan

In June 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the initial public offering. The ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 300,000 shares of common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year beginning in 2022 and continuing through and including 2031 by the least of (i) 1% of the number of shares of Stock outstanding as of such date, (ii) 600,000 shares of Stock and (iii) the number of shares of Stock determined by the Board on or prior to such date for such year, up to a maximum of 6,300,000 shares in the aggregate.

Early exercise of unvested stock options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in long-term liabilities on the condensed consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of June 30, 2021 and December 31, 2020, there were 369,411 and 675,070 unvested shares related to early exercises of stock options, respectively.

Stock option valuation

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	June 30, 2021	December 31, 2020
Risk-free interest rate range	0.75%-1.09%	0.4%-1.2%
Dividend yield	0.0%	0.0%
Expected life of options (years)	5.5-6.1	5.5-6.5
Volatility rate range	95.6%-97.2%	88.8%-94.6%

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2021:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2020	1,293,021	$1.23	9.03	$567
Granted	1,447,699	$7.93	9.65	14,580
Exercised	(65,228)	$2.97	4.68	980
Forfeited or cancelled	(55,748)	$1.79	—	906
Outstanding as of June 30, 2021	2,619,744	$4.88	9.14	$34,373
Options vested and exercisable as of June 30, 2021	279,614	$2.87	7.94	$4,230

As of June 30, 2021, there was $8.9 million of unrecognized stock-based compensation expense related to the share-based compensation arrangements under the 2012 Plan. The Company expects to recognize this amount over a weighted-average period of 1.4 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The weighted-average grant date fair value of the Company’s stock options granted during the three months ended June 30, 2021 and 2020 was $9.36 and $0.87, respectively.

The total fair value of options vested during the three months ended June 30, 2021 and 2020 was $0.7 million and $0.1 million, respectively.

Stock-based compensation expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$256	$31	$426	$64
General and administrative	516	76	834	132
Total stock-based compensation expense	$772	$107	$1,260	$196

10. Net loss per share

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2021 and June 30, 2020 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2021	2020
Series A Preferred Stock	-	1,706,998
Series B Preferred Stock	-	16,195,656
Series C Preferred Stock	-	-
Options to purchase common stock	2,619,744	2,011,720
Unvested shares from early exercises	369,441	-

11. Commitments and contingencies

Lease commitments

On November 1, 2018, the Company entered into a lease agreement (the “Lease”) for office space for a term of 5 years and the Company has the option to extend the term for one additional 3-year period. The Company received a tenant improvement allowance of $70 per square foot, which is being amortized as a reduction in rent expense over the lease term. The Company was also required to provide an initial security deposit in the form of a letter of credit, which is secured by cash on deposit of $0.1 million, which is recorded as restricted cash on the condensed consolidated balance sheets. Rent expense, recognized on a straight-line basis over the term of the lease, for both the three months ended June 30, 2021 and June 30, 2020 was $0.2 million.

On October 15, 2019, the Company entered into the First Amendment to the Lease (the “1st Amendment”) for additional office space at 128 Spring Street in Lexington, Massachusetts. The term of the 1st Amendment began on February 16, 2020 and runs co-terminus with the existing lease through October 31, 2023. The Company also has the same option to extend the term of the 1st Amendment for one additional 3-year period. The Company received a tenant improvement allowance of $60 per square foot. which is being amortized as a reduction in rent expense over the lease term. The Company was required to increase its total security deposit to $0.3 million as of the commencement date of the 1st Amendment.

The future minimum payments required under the lease as of June 30, 2021 are as follows (in thousands):

Year Ending June 30,
2021 (6 months)	$359
2022	735
2023	627
$1,721

Legal proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2021, there were no matters which would have a material impact on the Company’s financial results.

12. Subsequent events

Lease Amendment

On July 1, 2021, the Company entered into a Second Amendment (the “2nd Amendment”) to the Lease with 99 Hayden LLC, successor-in-interest to 128 Spring Street Lexington, which covers certain laboratory and office space at Ledgemont Technology Center at 99 Hayden Avenue, Lexington, Massachusetts (the “Premises”). The 2nd Amendment expands the space leased by the Company at the Premises by approximately 5,531 square feet to a total of 20,167 rentable square feet for an additional two years and two months, commencing on October 31, 2023 and expiring on December 31, 2025.

Underwriters' Option

On July 1, 2021, the underwriters of our IPO partially exercised their over-allotment option by purchasing an additional 885,644 shares of our common stock at a public offering price of $18.00 per share for gross proceeds of $15.9 million prior to deducting underwriting discounts, commissions, and other offering expenses, from the partial exercise of the over-allotment of the IPO by the underwriters. The remainder of the underwriters' over-allotment option expired unexercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the Final Prospectus. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in the Final Prospectus.

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing the next-generation of precision oncology medicines that inhibit DNA damage repair and cause cancer cell death through a therapeutic strategy known as synthetic lethality. Synthetic lethality represents a clinically validated approach to drug development and arises when there is a deficiency in either of two conditions that are tolerable alone in cells but lethal together. Our lead program, CYT-0851, as well as our next generation drug candidate CYT-1853, exploits a novel gain-of-function synthetically lethal relationship between overexpression of a family of DNA damaging genes called cytidine deaminases, or CDs, and functional inhibition of homologous recombination, or HR, a DNA repair pathway critical for the survival of some cancers. CYT-0851 is a novel, oral small molecule inhibitor of RAD51-mediated HR and, to our knowledge, is the only such inhibitor of RAD51-mediated HR in clinical development. We are investigating CYT-0851 in a phase 1/2 trial in adult patients with hematologic malignancies and solid tumors, and have observed encouraging preliminary single agent activity in the dose escalation portion of the trial. If warranted by the phase 1/2 data, and subject to FDA agreement, we could initiate a potentially registrational trial in 2022 for the treatment of relapsed and/or refractory lymphoma and/or solid tumors. We also plan to develop CYT-0851 in additional tumor settings as both a monotherapy and in combination with approved cancer therapeutics and expect to initiate dosing in a phase 1/2 trial that explores tolerability and preliminary activity of combinations with standard-of-care therapies by year-end.

The phase 1 dose escalation portion of the phase 1/2 monotherapy trial of CYT-0851 is ongoing. We recently surpassed the 600mg total daily dose level and have not observed any dose limiting toxicities in any patient. The study currently is enrolling patients at the 800mg total daily dose level.

Since our inception in 2012, we have focused primarily on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of novel therapeutics. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and common stock and have raised an aggregate of approximately $141.0 million of gross proceeds from the sale of redeemable convertible preferred stock and approximately $133.2 million of gross proceeds from the sale of common stock in our initial public offering, as of June 30, 2021.

We have incurred significant operating losses since inception, including net losses of $11.3 million and $18.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 we had an accumulated deficit of $68.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we:

•
continue the research and development of our drug candidates;
•
initiate and conduct additional preclinical studies and clinical trials for our drug candidates;
•
further develop and refine the manufacturing processes for our drug candidates;
•
seek regulatory approvals and pursue commercialization for any of our drug candidates that successfully complete clinical trials;
•
seek to identify and validate additional drug candidates and their associated biomarkers;
•
obtain, maintain, protect and enforce our intellectual property portfolio;
•
seek to attract and retain new and existing skilled personnel;
•
acquire or in-license other drug candidates and technologies;
•
create additional infrastructure to support our operations as a public company and incur increased legal, accounting, investor relations and other expenses; and

•
experience delays or encounter issues with any of the above.

We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our drug candidates, if ever. If we obtain regulatory approval for any of our drug candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, as we advance our drug candidates through clinical development, seek regulatory approval, prepare for and, if any of our drug candidates are approved, proceed to commercialization and operate as a public company. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions.

If we are unable to obtain funding, we will be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion and ultimate commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

As of June 30, 2021, we had cash and cash equivalents of $198.6 million. We believe that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

COVID-19 business update

In response to the ongoing COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our clinical trials. Our operations are considered an essential business and we have been allowed to continue operating under current governmental restrictions during this period. We have taken measures to secure our research and development activities, while our work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, including new variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While we experienced limited financial impacts during the quarter ended June 30, 2021, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition and results of operations ultimately could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

Components of results of operations

Revenue

All of our revenue has been derived from our grants from the National Institutes of Health, or NIH. In May 2019, the project period expired and the grants were completed and terminated. To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates and preclinical programs are successful and result in regulatory approval, we may generate revenue in the future from product sales.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the preclinical and clinical development and manufacture of our drug candidates, and include:

•
personnel-related expenses, including salaries, bonuses, benefits, stock-based compensation and other related costs for individuals involved in research and development activities;

•
external research and development expenses incurred under agreements with CROs as well as investigative sites and consultants that conduct our clinical trials and other scientific development services;
•
costs incurred under agreements with CMOs for developing and manufacturing material for our preclinical studies and clinical trials;
•
costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•
costs related to compliance with regulatory requirements;
•
costs of laboratory supplies and acquiring, developing and manufacturing study materials; and
•
facilities and other allocated expenses, which include direct and allocated expenses for rent, insurance and other operating costs.

Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis after a clinical drug candidate has been identified. Our internal research and development costs are primarily personnel-related costs, internal lab costs and other indirect costs. The majority of our external research and development expenses to date have been incurred in connection with CYT-0851.

We do not allocate employee costs, costs associated with our discovery efforts, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources and third-party consultants primarily to conduct our research and discovery activities as well as for managing our process development, manufacturing and clinical development activities.

The successful development of our drug candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue our existing clinical trial, initiate future clinical trials for our drug candidates and continue to discover and develop additional drug candidates. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of our future drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of CYT-0851 or potential future drug candidates, if approved. This is due to the numerous risks and uncertainties associated with developing drug candidates, including the uncertainty of:

•
the scope, rate of progress and expenses of our ongoing research activities and clinical trials and other research and development activities;
•
successful patient enrollment in, and the initiation and completion of, clinical trials;
•
establishing an appropriate safety profile;
•
whether our drug candidates show safety and efficacy in our clinical trials;
•
receipt of marketing approvals from applicable regulatory authorities;
•
establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•
obtaining, maintaining, protecting and enforcing patent and trade secret protection and regulatory exclusivity for our drug candidates;
•
commercializing drug candidates, if and when approved, whether alone or in collaboration with others; and
•
continued acceptable safety profile of the products following any regulatory approval.

Any changes in the outcome of any of these variables with respect to the development of our drug candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these drug candidates. We may never succeed in achieving regulatory approval for any of our drug candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that drug candidate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research activities and development of our drug candidates. We also expect that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other income (expense)

Other income (expense) primarily consists of interest income earned on cash equivalents that generate interest on a monthly basis.

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$8,886	$3,633	$5,253
General and administrative	2,422	875	1,547
Total operating expenses	11,308	4,508	6,800
Loss from operations	(11,308)	(4,508)	(6,800)
Other income:
Other income	13	10	3
Total other income	13	10	3
Net loss	$(11,295)	$(4,498)	$(6,797)

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Direct research and development expenses by program:
RAD51-mediated HR inhibitor programs	$5,542	$2,004	$3,538
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	2,004	1,094	910
Other expenses	1,340	535	805
Total research and development expenses	$8,886	$3,633	$5,253

Research and development expenses were $8.9 million for the three months ended June 30, 2021, which increased by $5.3 million from $3.6 million for the three months ended June 30, 2020. The increase in research and development expenses was primarily attributable to the following:

•
a $3.5 million increase in costs related to our RAD51-mediated HR inhibitor programs driven by the continued development of CYT-0851, our lead drug candidate, specifically due to the advancement of our ongoing clinical trial, as well as preclinical costs related to CYT-1853;

•
a $0.9 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $0.8 million increase in other research and development operational expenses, including facilities and lab-related costs driven by the increase in headcount, as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses were $2.4 million for the three months ended June 30, 2021, which increased by $1.5 million from $0.9 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•
a $0.9 million increase in personnel costs, including stock-based compensation expense and recruiting services, primarily due to an increase in headcount; and
•
a $0.6 million increase in other general and administrative expenses, including audit and insurance.

Total other income (expense)

Total other income (expense) was approximately $0.01 million for the three months ended June 30, 2021 and the three months ended June 30, 2020. The interest income in both periods related to our cash equivalents, which are primarily invested in money market funds.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$14,499	$8,634	$5,865
General and administrative	4,146	1,884	2,262
Total operating expenses	18,645	10,518	8,127
Loss from operations	(18,645)	(10,518)	(8,127)
Other income:
Other income	38	91	(53)
Total other income	38	91	(53)
Net loss	$(18,607)	$(10,427)	$(8,180)

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Direct research and development expenses by program:
RAD51-mediated HR inhibitor programs	$8,682	$5,218	$3,464
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	3,608	2,218	1,390
Other expenses	2,209	1,198	1,011
Total research and development expenses	$14,499	$8,634	$5,865

Research and development expenses were $14.5 million for the six months ended June 30, 2021, which increased by $5.9 million from $8.6 million for the six months ended June 30, 2020. The increase in research and development expenses was primarily attributable to the following:

•
a $3.5 million increase in costs related to our RAD51-mediated HR inhibitor programs driven by the continued development of CYT-0851, our lead drug candidate, specifically due to the advancement of our ongoing clinical trial, as well as preclinical costs related to CYT-1853;
•
a $1.4 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $1.0 million increase in other research and development operational expenses, including facilities and lab-related costs driven by the increase in headcount, as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses were $4.1 million for the six months ended June 30, 2021, which increased by $2.3 million from $1.9 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•
a $1.4 million increase in personnel costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $0.8 million increase in other general and administrative expenses, including consulting, professional fees, facilities, IT services and insurance.

Total other income (expense)

Total other income (expense) was approximately $0.04 million for the six months ended June 30, 2021, compared to $0.1 million for the six months ended June 30, 2020. The decrease is primarily attributable to lower interest rates on our cash equivalents primarily invested in money market funds.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the completion of the IPO. From inception through June 30, 2021, we have raised an aggregate of approximately $141.0 million from the sale of redeemable convertible preferred stock and $121.6 million in net proceeds from the sale of our common stock with the completion of the IPO. On July 1st, we raised net proceeds of $14.8 million from the underwriters of our IPO partially exercising their over-allotment option to purchase additional shares of common stock.

Funding requirements

As of June 30, 2021, our cash and cash equivalents on hand were $198.6 million. We believe that our existing cash and cash equivalents as of June 30, 2021, together with the net proceeds of $14.8 million from the underwriters' partial exercise of their overallotment to purchase additional shares as part of our initial public offering, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved drug candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities. In addition, since the completion of our initial public offering, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. If we receive regulatory approval for any of our other drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our drug candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the continuation, timing, costs, progress and results of our planned clinical trials of CYT-0851;
•
the progress of preclinical development and possible clinical trials of our current earlier-stage programs;
•
the scope, progress, results and costs of our research programs and preclinical development of any additional drug candidates that we may pursue;
•
the development requirements of other drug candidates that we may pursue;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and other regulatory authorities;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•
the cost of expanding, maintaining, protecting and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•
the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our drug candidates;
•
the extent to which we in-license or acquire rights to other products, drug candidates or technologies;
•
the extent to which the impact of COVID-19 or other pandemics may delay the development of our drug candidates;
•
our headcount growth and associated costs as we expand our research and development, increase our office space, and establish a commercial infrastructure; and
•
the ongoing costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our drug candidates even if we would otherwise prefer to develop and market such drug candidates ourselves.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(13,485)	$(8,793)
Net cash used in investing activities	(292)	(554)
Net cash provided by financing activities	201,476	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$187,699	$(9,346)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $13.5 million, primarily due to our net loss of $18.6 million, partially offset by non-cash charges of depreciation expense of $0.2 million, stock-based compensation expense of $1.3 million and changes in operating assets and liabilities, including a $2.5 million increase in accrued expenses, $1.7 million increase in our accounts payable, $0.5 million decrease in prepaids and other current assets and a $0.1 million decrease in deferred rent.

Net cash used in operating activities for the six months ended June 30, 2020 was $8.8 million, primarily due to our net loss of $10.4 million, partially offset by non-cash charges of depreciation expense of $0.2 million, stock-based compensation expense of $0.2 million and changes in operating assets and liabilities, including a $0.4 million increase in our accounts payable, a $0.5 million increase in accrued expenses, a $0.2 million increase in deferred rent and a $0.1 million increase in prepaid expenses and other current assets.

Investing activities

Net cash used in investing activities was $0.3 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively, and resulted from our purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $201.5 million for the six months ended June 30, 2021, consisting of $122.7 million net proceeds from issuance of common stock upon initial public offering, $79.7 million of net proceeds from the issuance of Series C Preferred Stock in February 2021, and $0.2 million from stock option exercises offset by $1.1 million payment of initial public offering costs.

Contractual obligations and commitments

The following table summarizes our commitments to settle contractual obligations as of June 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,721	$359	$1,362	$—	$—
Total	$1,721	$359	$1,362	$—	$—

Lease commitments

We have entered into an operating lease for rental space in Lexington, Massachusetts. The table above includes future minimum lease payments under the non-cancelable lease arrangement, which extends through October 2023.

On July 1, 2021, the Company entered into a Second Amendment (the “2nd Amendment”) to the Lease (the “Lease”) with 99 Hayden LLC, successor-in-interest to 128 Spring Street Lexington, which covers certain laboratory and office space at Ledgemont Technology Center at 99 Hayden Avenue, Lexington, Massachusetts (the “Premises”). The 2nd Amendment expands the space leased by the Company at the Premises by approximately 5,531 square feet to a total of 20,167 rentable square feet for an additional two years and two months, commencing on October 31, 2023 and expiring on December 31, 2025.

Purchase and other obligations

We enter into contracts in the normal course of business with CROs and other third-party vendors for clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service provided up to one year after the date of cancellation. These payments are not included in the table above as the amount and timing of such payments are not known.

Critical accounting policies and estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements.

We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Prospectus.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules and regulations.

Recent accounting pronouncements

See Note 2 to our annual consolidated financial statements and Note 2 to our condensed consolidated financial statements in the Final Prospectus for a description of recent accounting pronouncements applicable to our financial statements.

Emerging growth company status

We are an “emerging growth company”, or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.

As an EGC, we may, and intend to, take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

•
we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•
we may avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
we may avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
•
 we may provide reduced disclosure about our executive compensation arrangements; and
•
we may not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

We will remain an EGC until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the initial public offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our primary exposure to market risk is interest rate sensitivity, which is impacted by changes to the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $198.9 million and $10.9 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2021 and December 31, 2020, we had no debt outstanding, and therefore we are not subject to interest rate risk related to debt.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Vice President, Finance (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclose by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our President and Chief Executive Officer and our Vice President, Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in the section titled "Risk Factors" in the Final Prospectus together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes appearing at the end of this Quarterly Report on Form 10-Q, before deciding to invest in our common stock. Some of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic (including any resurgences thereof) and any worsening of the global business and economic environment as a result.

There have been no material changes to our risk factors as previously disclosed in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 22, 2021, we completed the initial public offering of our common stock pursuant to which we issued and sold 7,400,000 shares of our common stock at a price to the public of $18.00 per share. On July 1, 2021, we sold an additional 885,644 shares of our common stock at a public offering price of $18.00 per share.

The offer and sale of all of the shares of our common stock in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-256601), effective as of June 17, 2021. Following the sale of all of the shares offered in connection with the closing of our IPO, the offering terminated. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and BofA Securities Inc. acted as joint lead book-running managers and Wedbush PacGrow acted as co-manager for the offering.

On June 22, 2021, we received gross proceeds from our IPO $133.2 million, or net proceeds of $121.6 million after deducting underwriting discounts, commissions and offering costs. On July 1, 2021, we received gross proceeds of $15.9 million prior to deducting underwriting discounts, commissions, and offering expenses, from the partial exercise of the over-allotment of the IPO by the underwriters. None of the underwriting discounts, commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. There has been no material change in our planned use of the net proceeds from the initial public offering as described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

 Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-40499) filed with the SEC on June 25, 2021).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 01-40499) filed with the SEC on June 25, 2021.
10.1

Second Amendment to Lease with 99 Hayden LLC, dated July 1, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 001-40499) filed with the SEC on July 2, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyteir Therapeutics, Inc.

Date: August 9, 2021	By:	/s/ Markus Renschler
Markus Renschler, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ David Gaiero
David Gaiero
Vice President, Finance and Treasurer (Principal Financial Officer)