Form 10-Q
period 2021-09-30
Cyteir Therapeutics, Inc.
filed 2021-11-12
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2021, the registrant had 35,370,929 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. For example, all statements we make relating: our clinical trial plans and milestones, including, determining the maximum tolerated dose and identifying a recommended Phase 2 dose of CYT-0851 by year-end, beginning the Phase 2 portion our CYT-0851 study and initiating a Phase 1 combination study of CYT-0851 and our plans to nominate additional targets from our DNA damage repair platform, are forward looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors,” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 21, 2021, which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. You should not rely upon forward-looking statements as predictions of future events. We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or reflect interim developments, except as required by law. Some of the key factors that could cause actual results to differ include that:

• We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

• We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

• We will need substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.

• We have never successfully completed any clinical trials, and we may be unable to do so for any drug candidates we develop.

• Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our drug candidates, which would delay or prevent further clinical development of those candidates, or prevent marketing approval from FDA or similar regulatory authorities.

• We intend to develop CYT-0851, and potentially future drug candidates, for use in combination with other therapies, which exposes us to additional risks.

• If we are unable to successfully develop and commercialize companion diagnostic tests for our drug candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our drug candidates.

• Synthetic lethality represents an emerging class of precision medicine targets, and negative perceptions of the efficacy, safety or tolerability of this class of targets, including any that we develop, could adversely affect our ability to conduct our business, advance our drug candidates or obtain regulatory approvals.

• If we are unable to adequately protect and enforce our intellectual property or obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and products may be impaired.

• The continuing outbreak of COVID-19 in the United States and other countries may adversely affect our business and the market price of our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$199,822	$10,938
Prepaid expenses and other current assets	4,397	1,193
Total current assets	$204,219	$12,131
Property and equipment, net	1,634	1,287
Other assets	256	317
Total assets	$206,109	$13,735
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,276	$1,689
Accrued expenses and other current liabilities	4,254	1,448
Total current liabilities	$7,530	$3,137
Deferred rent, net of current portion	428	452
Other long term liabilities	309	766
Total liabilities	$8,267	$4,355
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, 0 and 5,817,996 shares authorized, issued, and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	5,696
Series B redeemable convertible preferred stock, 0 and 71,199,999 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 55,200,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	51,715
Series C redeemable convertible preferred stock, 0 shares authorized, issued, and outstanding as of September 30, 2021 and December 31, 2020	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 40,000,000 and 77,017,995 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 320,000,000 and 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 35,373,374 and 2,719,721 shares issued as of September 30, 2021 and December 31, 2020, respectively; 35,105,537 and 2,044,284 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	35	2
Additional paid-in capital	278,045	1,894
Accumulated deficit	(80,238)	(49,927)
Total stockholders’ equity (deficit)	197,842	(48,031)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$206,109	$13,735

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts) (unaudited)	2021	2020	2021	2020
Operating expenses:
Research and development	$8,205	$4,214	$22,704	$12,848
General and administrative	3,547	831	7,693	2,715
Total operating expenses	11,752	5,045	30,397	15,563
Loss from operations	(11,752)	(5,045)	(30,397)	(15,563)
Other income (expense):
Other income (expense)	48	9	86	100
Total other income (expense)	48	9	86	100
Net loss	$(11,704)	$(5,036)	$(30,311)	$(15,463)
Net loss per share—basic and diluted	$(0.33)	$(3.44)	$(2.13)	$(10.83)
Weighted-average common stock outstanding—basic and diluted	35,062,900	1,463,084	14,229,834	1,428,311

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

	Redeemable convertible preferred stock

	Series A		Series B		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance At December 31, 2019	5,817,996	$5,696	55,200,000	$51,715	1,412,954	$1	$767	$(29,104)	$(28,336)
Exercise of common stock options	—	—	—	—	488	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	—	(5,929)	(5,929)
Balance At March 31, 2020	5,817,996	$5,696	55,200,000	$51,715	1,413,442	$1	$856	$(35,033)	$(34,176)
Exercise of common stock options	—	—	—	—	595	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	—	—	(4,498)	(4,498)
Balance At June 30, 2020	5,817,996	$5,696	55,200,000	$51,715	1,414,037	$1	$964	$(39,531)	$(38,566)
Exercise of common stock options	—	—	—	—	278,944	—	289	—	289
Stock-based compensation expense	—	—	—	—	—	—	135	—	135
Net loss	—	—	—	—	—	—	—	(5,036)	(5,036)
Balance At September 30, 2020	5,817,996	$5,696	55,200,000	$51,715	1,692,981	$1	$1,388	$(44,567)	$(43,178)

	Redeemable convertible preferred stock
	Series A		Series B		Series C		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance At December 31, 2020	5,817,996	$5,696	55,200,000	$51,715	—	$—	2,044,284	$2	$1,894	$(49,927)	$(48,031)
Exercise of common stock options	—	—	—	—	—	—	49,235	—	154	—	154
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $345	—	—	—	—	21,784,885	79,655	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	172,640	—	196	—	196
Stock-based compensation expense	—	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	—	(7,312)	(7,312)
Balance At March 31, 2021	5,817,996	$5,696	55,200,000	$51,715	21,784,885	$79,655	2,266,159	$2	$2,732	$(57,239)	$(54,505)
Exercise of common stock options	—	—	—	—	—	—	15,987	—	40	—	40
Vesting of early exercised options	—	—	—	—	—	—	131,861	—	150	—	150
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	7,400,000	7	121,620	—	121,627
Conversion of convertible preferred stock into common stock upon initial public offering	(5,817,996)	(5,696)	(55,200,000)	(51,715)	(21,784,885)	(79,655)	24,290,875	25	137,041	—	137,066
Stock-based compensation expense	—	—	—	—	—	—	—	—	772	—	772
Net loss	—	—	—	—	—	—	—	—	—	(11,295)	(11,295)
Balance At June 30, 2021	—	$—	—	$—	—	$—	34,104,882	$34	$262,355	$(68,534)	$193,855
Exercise of common stock options	—	—	—	—	—	—	13,407	—	15	—	15
Vesting of early exercised options	—	—	—	—	—	—	101,604	—	110	—	110
Initial public offering, net of underwriting discounts, commissions and offering costs						—	885,644	1	14,493		14,494
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,072	—	1,072
Net loss	—	—	—	—	—	—	—	—	—	(11,704)	(11,704)
Balance At September 30, 2021	—	$—	—	$—	—	$—	35,105,537	$35	$278,045	$(80,238)	$197,842

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

	Nine Months Ended September 30,
(in thousands) (unaudited)	2021	2020
Cash flows from operating activities:
Net loss	$(30,311)	$(15,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	339	256
Stock-based compensation	2,332	331
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,204)	581
Other assets	61	—
Accounts payable	1,587	313
Accrued expenses and other current liabilities	2,806	409
Other long term liabilities	(1)	—
Deferred rent	(24)	186
Net cash used in operating activities	$(26,415)	$(13,387)
Cash flows from investing activities:
Purchases of property and equipment	(686)	(798)
Net cash used in investing activities	$(686)	$(798)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	79,655	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs of $12,412	136,121	—
Proceeds from exercise of stock options	209	290
Net cash provided by financing activities	$215,985	$290
Net (decrease) increase in cash, cash equivalents, and restricted cash	188,884	(13,895)
Cash, cash equivalents and restricted cash at beginning of period	11,194	29,156
Cash, cash equivalents and restricted cash at end of period	$200,078	$15,261
Supplemental disclosure of noncash financing activities
Vesting of early exercised options	$456	$—
Initial public offering costs included in accounts payable and accrued expenses	$608	$—
Conversion of preferred stock to common stock upon initial public offering	$137,066	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$199,822	$15,005
Restricted cash (included in other assets)	256	256
Total cash, cash equivalents, and restricted cash	$200,078	$15,261

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

On July 1, 2021, the underwriters of the IPO partially exercised their over-allotment option by purchasing an additional 885,644 shares of our common stock at a public offering price of $18.00 per share for gross proceeds of $15.9 million prior to deducting underwriting discounts, commissions, and other offering expenses, from the partial exercise of the over-allotment of the IPO by the underwriters. The Company received $14.5 million in net proceeds after deducting underwriting discounts, commissions and offering costs. The remainder of the underwriters' over-allotment option expired unexercised.

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

Liquidity

The Company has incurred net operating losses since inception and has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and from United States government grants. As of September 30, 2021, the Company had cash and cash equivalents of $199.8 million and an accumulated deficit of $80.2 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company expects that its cash and cash equivalents as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are available to be issued.

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

COVID-19 considerations

The development of the Company’s product candidates could be disrupted and materially adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic and the measures taken by the governments of countries affected by it could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for the Company’s product candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect the Company’s ability to obtain regulatory approvals. These disruptions could also affect other facets of the Company’s business, including, but not limited to, the Company’s ability to recruit employees from outside of the United States, the ability of the Company’s contract research organizations ("CROs") to conduct clinical trials and preclinical studies in countries outside of the United States, the Company’s ability to import materials from outside of the United States, including raw materials required to manufacture its drug candidates, the Company’s ability to export materials to its CROs and other third-parties located outside of the United States, the Company’s ability to identify suitable clinical sites or open those sites for enrollment due to competing business needs, the Company’s ability to enroll patients due to their fear of coming into medical facilities and their perceived risk of becoming infected at such facilities, and the Company’s ability to monitor the clinical data generated at its clinical sites, required for completion of clinical trials.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2021, and the condensed consolidated statements of operations, statements of redeemable convertible preferred stock and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Deferred Financing Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred financing costs until such financings are consummated. After consummation of the equity financing, these costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the respective equity instrument issued. Should an in-process equity financing be abandoned, the deferred financing costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. Upon closing the IPO in June 2021, deferred financing costs were derecognized and recorded against the IPO proceeds as a debit to additional paid-in capital. No amounts were recorded as of September 30, 2021. As of

December 31, 2020, the Company recorded deferred financing costs of $0.1 million, presented within other assets on the consolidated balance sheets.

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

3. Fair value measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		September 30, 2021
Description	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)		Significant other observable inputs (level 3)
Assets:
Cash equivalents	$199,822	$199,822		$—		$—
Total assets	$199,822	$199,822	$		$

		December 31, 2020
Description	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Assets:
Cash equivalents	$10,938	$10,938	$—	$—
Total assets	$10,938	$10,938	$—	$—

During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of its standard checking accounts and money market funds, are based on quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurance	$2,227	$19
Prepaid research and development expenses	1,785	871
Prepaid other	385	303
Total	$4,397	$1,193

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory and computer equipment	$1,382	$694
Leasehold improvements	1,266	1,268
Total property and equipment	2,648	1,962
Less: accumulated depreciation and amortization	(1,014)	(675)
Property and equipment, net	$1,634	$1,287

For both the three months ended September 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $0.1 million. For both the nine months ended September 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $0.3 million.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development expenses	$2,152	$193
Accrued bonuses	1,207	854
Accrued other	895	401
Total accrued expenses and other current liabilities	$4,254	$1,448

7. Redeemable convertible preferred stock

The Company issued Series A redeemable convertible preferred stock (“Series A Preferred Stock”), Series B redeemable convertible preferred stock ("Series B Preferred Stock), and Series C redeemable preferred stock ("Series C Preferred Stock). Upon issuance of each class of convertible preferred stock, the Company assessed the embedded conversion and liquidation features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each class of convertible preferred stock.

In February 2021, the Company completed the sale of an aggregate of 21,784,885 shares of the Series C preferred stock at a purchase price of $3.67 per share for an aggregate purchase price of $79,999,980.

On June 22, 2021, upon closing of the Company's IPO, all of the then-outstanding shares of preferred stock automatically converted into 24,290,875 shares of common stock. There were no outstanding shares of preferred stock at September 30, 2021.

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

Dividends

The holders of the Preferred Stock were entitled to receive dividends at the rate of 8% of the applicable original issue price per annum, as potentially adjusted for certain non-dilutive transactions. Dividends shall accrue whether or not declared, shall not be cumulative or compounded and shall be payable only when, as and if declared by the Board of Directors (the “Board”) and in preference and in priority to any dividends on common stock. There have been no dividends declared by the Board as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for the potential conversion of outstanding preferred stock and exercise of stock options:

	September 30, 2021	December 31, 2020
Preferred Stock	-	17,902,654
Options to purchase common stock	2,714,532	1,293,212
Remaining shares reserved for future issuance	5,757,111	148,035
Total	8,471,643	19,343,901

9. Stock-based compensation

2012 Stock Incentive Plan

The Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”) in February 2016 pursuant to which the Company can issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciate rights shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price may be less than fair market value if the stock award is granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of the Company. The maximum term of options granted under the 2012 Plan is ten years, and stock options typically vest over a four-year period. The Board may assign vesting terms to the stock option grants as deemed appropriate. The Company also has the right of refusal to purchase any proposed disposition of shares issued under the 2012 Plan. The 2012 Plan allows for early exercise of all stock option grants if authorized by the Board at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees may accelerate vesting in the event of a change of control of the Company unless assumed or substituted by the acquirer or surviving entity. The 2012 Plan has been subsequently amended and provides for the issuance of up to 6,941,421 shares of common stock as of September 30, 2021, of which 2,732,632 shares of common stock remained available for future grant under the 2012 Plan upon the effectiveness of the 2021 Equity Incentive Plan (the “2021 Plan”) and were made available for future issuance under the 2021 Plan. On June 11, 2021, the Company’s board of directors adopted, and in June 2021 the Company’s stockholders approved, the 2021 Plan, which became effective immediately prior to the effectiveness of the registration statement for the initial public offering.

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

At September 30, 2021, 5,757,111 shares of common stock remained available for future grant under the 2021 Plan.

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

Early exercise of unvested stock options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in long-term liabilities on the condensed consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of September 30, 2021 and December 31, 2020, there were 267,835 and 675,070 unvested shares related to early exercises of stock options, respectively.

Stock option valuation

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate range	0.93%-1.03%	0.36-0.41%	0.75%-1.09%	0.36-1.20%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of options (years)	6.0-6.1	6.0-6.5	5.5-6.1	5.5-6.5
Volatility rate range	94.1%-94.7%	92.4%-93.5%	93.7%-97.1%	87.0%-93.5%

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2021:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2020	1,293,021	$1.23	9.03	$567
Granted	1,565,969	$8.83	9.42	13,961
Exercised	(78,640)	$2.66	3.75	1,171
Forfeited or cancelled	(65,818)	$2.01	—	1,026
Outstanding as of September 30, 2021	2,714,532	$5.56	8.98	$32,862
Options vested and exercisable as of September 30, 2021	400,908	$3.57	8.38	$5,606

As of September 30, 2021, there was $9.6 million of unrecognized stock-based compensation expense related to the share-based compensation arrangements under the 2012 Plan. The Company expects to recognize this amount over a weighted-average period of 1.3 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The weighted-average grant date fair value of the Company’s stock options granted during the three months ended September 30, 2021 and 2020 was $15.05 and $0.90, respectively.

The total fair value of options vested during the three months ended September 30, 2021 and 2020 was $0.6 million and $0.1 million, respectively.

Stock-based compensation expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$349	$56	$775	$120
General and administrative	723	79	1,557	211
Total stock-based compensation expense	$1,072	$135	$2,332	$331

10. Net loss per share

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2021	2020
Series A Preferred Stock	-	1,706,748
Series B Preferred Stock	-	16,193,370
Series C Preferred Stock	-	-
Options to purchase common stock	2,714,532	2,108,239
Unvested shares from early exercises	267,835	-

11. Commitments and contingencies

Lease commitments

On November 1, 2018, the Company entered into a lease agreement (the “Lease”) for office space for a term of 5 years and the Company has the option to extend the term for one additional 3-year period. The Company received a tenant improvement allowance of $70 per square foot, which is being amortized as a reduction in rent expense over the lease term. The Company was also required to provide an initial security deposit in the form of a letter of credit, which is secured by cash on deposit of $0.1 million, which is recorded as restricted cash on the condensed consolidated balance sheets. Rent expense, recognized on a straight-line basis over the term of the lease, was $0.1 million for both the three months ended September 30, 2021 and 2020 and $0.4 million for both the nine months ended September 30, 2021 and 2020.

On October 15, 2019, the Company entered into the First Amendment to the Lease (the “1st Amendment”) for additional office space at 128 Spring Street in Lexington, Massachusetts. The term of the 1st Amendment began on February 16, 2020 and runs co-terminus with the existing lease through October 31, 2023. The Company also has the same option to extend the term of the 1st Amendment for one additional 3-year period. The Company received a tenant improvement allowance of $60 per square foot, which is being amortized as a reduction in rent expense over the lease term. The Company was required to increase its total security deposit to $0.3 million as of the commencement date of the 1st Amendment.

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

The future minimum payments required under the Lease as of September 30, 2021 are as follows (in thousands):

Year Ending September 30,
2021 (3 months)	$206
2022	924
2023	938
2024	906
2025	932
$3,906

Legal proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2021, there were no matters which would have a material impact on the Company’s financial results.

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

We have completed the dose-escalation portion of its Phase 1/2 study of CYT-0851 up to the maximum feasible daily dose of 1200 mg and declared the maximum tolerated dose of 600mg per day. Dose limiting toxicities of fatigue, vomiting, dehydration, dry skin, stomatitis, myalgia, and acidosis were observed at daily doses of 600mg and above. All were grade 3 events and reversible with dose interruption.

With the dose escalation portion of the study complete, the Phase 2 dose has been identified as 400 mg per day. We continue to enroll patients at the 400mg per day dose and below, to obtain additional safety, pharmacokinetic, and biomarker data. Simultaneously, we are initiating Phase 2 expansion study into disease-specific cohorts and expect to begin enrolling patients in the first quarter of 2022. We are also initiating a Phase 1 combination study of CYT-0851 with three standard-of-care regimens: rituximab plus bendamustine, gemcitabine and capecitabine, in both hematologic malignancies and solid tumors.

Investigational New Drug (IND)-enabling studies with CYT-1853 are ongoing and we expect to submit an IND application for CYT-1853 in 2022. We are also advancing preclinical studies on additional targets to nominate the next target from our DNA damage response platform.

Consistent with our planned use of proceeds from our 2021 financings, we have increased resources and headcount to our Discovery Biology group with the intent of building our pipeline and driving new programs toward the clinic. Cyteir is also advancing preclinical studies on additional targets to nominate the next target from the DNA damage response platform. Collectively with our RAD51-mediated HR inhibition programs, we plan to build a pipeline of drug candidates to inhibit DNA repair that are developed either as a monotherapy and/or in combination with other agents, including potentially in proprietary combinations.

Since our inception in 2012, we have focused primarily on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of novel therapeutics. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and common stock and have raised an aggregate of approximately $141.0 million of gross proceeds from the sale of redeemable convertible preferred stock and approximately $149.1 million of gross proceeds from the sale of common stock in our initial public offering, as of September 30, 2021.

We have incurred significant operating losses since inception, including net losses of $11.7 million and $30.3 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 we had an accumulated deficit of $80.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we:

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

As of September 30, 2021, we had cash and cash equivalents of $199.8 million. We believe that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

COVID-19 business update

In response to the ongoing COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our clinical trials. Our operations are considered an essential business and we have been allowed to continue operating under current governmental restrictions during this period. We have taken measures to secure our research and development activities, while our work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, including new variants of the virus, and its impact on our clinical trial enrollment, trial sites, CROs, contract manufacturing organizations ("CMOs"), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While we experienced limited financial impacts during the quarter ended September 30, 2021, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition and results of operations ultimately could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

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

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$8,205	$4,214	$3,991
General and administrative	3,547	831	2,716
Total operating expenses	11,752	5,045	6,707
Loss from operations	(11,752)	(5,045)	(6,707)
Other income:
Other income	48	9	39
Total other income	48	9	39
Net loss	$(11,704)	$(5,036)	$(6,668)

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Direct research and development expenses by program:
RAD51-mediated HR inhibitor programs	$5,356	$2,520	$2,836
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	2,304	1,204	1,100
Other expenses	545	490	55
Total research and development expenses	$8,205	$4,214	$3,991

Research and development expenses were $8.2 million for the three months ended September 30, 2021, which increased by $4.0 million from $4.2 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily attributable to the following:

•
a $2.8 million increase in costs related to our RAD51-mediated HR inhibitor programs driven by the continued development of CYT-0851, our lead drug candidate, specifically due to the advancement of our ongoing clinical trial, as well as preclinical costs related to CYT-1853;
•
a $1.1 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $0.1 million increase in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses were $3.5 million for the three months ended September 30, 2021, which increased by $2.7 million from $0.8 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•
a $1.2 million increase in personnel costs, including stock-based compensation expense and recruiting services, primarily due to an increase in headcount; and
•
a $1.5 million increase in general and administrative expenses, including professional fees, insurance, facilities, IT services and consulting.

Total other income

Total other income was approximately $0.05 million and $0.01 million for the three months ended September 30, 2021 and 2020, respectively, and consists primarily of interest income. The interest income in both periods related to our cash equivalents, which are primarily invested in money market funds.

Comparison of the nine months ended September 30, 2021

The following table summarizes our results of operations:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$22,704	$12,848	$9,856
General and administrative	7,693	2,715	4,978
Total operating expenses	30,397	15,563	14,834
Loss from operations	(30,397)	(15,563)	(14,834)
Other income:
Other income	86	100	(14)
Total other income	86	100	(14)
Net loss	$(30,311)	$(15,463)	$(14,848)

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Direct research and development expenses by program:
RAD51-mediated HR inhibitor programs	$14,038	$7,738	$6,300
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	5,912	3,422	2,490
Other expenses	2,754	1,688	1,066
Total research and development expenses	$22,704	$12,848	$9,856

Research and development expenses were $22.7 million for the nine months ended September 30, 2021, which increased by $9.9 million from $12.8 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily attributable to the following:

•
a $6.3 million increase in costs related to our RAD51-mediated HR inhibitor programs driven by the continued development of CYT-0851, our lead drug candidate, specifically due to the advancement of our ongoing clinical trial, as well as preclinical costs related to CYT-1853;
•
a $2.5 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $1.1 million increase in other research and development operational expenses, including facilities and lab-related costs driven by the increase in headcount, as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses were $7.7 million for the nine months ended September 30, 2021, which increased by $5.0 million from $2.7 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•
a $2.6 million increase in personnel costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $2.4 million increase in other general and administrative expenses, including professional fees, insurance, facilities, IT services and consulting.

Total other income

Total other income was approximately $0.1 million for both nine months ended September 30, 2021 and 2020 and consists primarily of interest income.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the completion of the IPO. From inception through September 30, 2021, we have raised an aggregate of approximately $141.0 million from the sale of redeemable convertible preferred stock and $136.1 million in net proceeds from the sale of our common stock with the completion of the IPO.

Funding requirements

As of September 30, 2021, our cash and cash equivalents on hand were $199.8 million. We believe that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(26,415)	$(13,387)
Net cash used in investing activities	(686)	(798)
Net cash provided by financing activities	215,985	290
Net increase (decrease) in cash, cash equivalents and restricted cash	$188,884	$(13,895)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $26.4 million, primarily due to our net loss of $30.3 million, partially offset by non-cash charges of $2.7 million and a net change in our operating assets and liabilities of $1.2 million. The non-cash charges consists of stock-based compensation expense of $2.3 million and depreciation expense of $0.3 million. The net change in our operating assets and liabilities was primarily due to a $3.2 million increase in prepaid expense and other current assets, a $2.8 million increase in accrued expenses and other current liabilities, a $1.6 million increase in our accounts payable and $0.1 million decrease in other assets.

Net cash used in operating activities for the nine months ended September 30, 2020 was $13.4 million, primarily due to our net loss of $15.5 million, partially offset by non-cash charges of $0.6 million and a net change in our net operating assets and liabilities of $1.5 million. The non-cash charges consists of stock-based compensation expense of $0.3 million and depreciation expense of $0.3 million. The net change in our operating assets and liabilities was primarily due to a $0.6 million decrease in prepaid expenses and other current assets, a $0.4 million increase in accrued expenses and other current liabilities, a $0.3 million increase in our accounts payable and a $0.2 million increase in deferred rent.

Investing activities

Net cash used in investing activities was $0.7 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively, and resulted from our purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $216.0 million for the nine months ended September 30, 2021, consisting of $136.1 million net proceeds from issuance of common stock upon initial public offering, $79.7 million of net proceeds from the issuance of Series C Preferred Stock in February 2021 and $0.2 million from stock option exercises.

Contractual obligations and commitments

The following table summarizes our commitments to settle contractual obligations as of September 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,906	$206	$2,768	$932	$—
Total	$3,906	$206	$2,768	$932	$—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our primary exposure to market risk is interest rate sensitivity, which is impacted by changes to the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of $200.1 million and $11.2 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2021 and December 31, 2020, we had no debt outstanding, and therefore we are not subject to interest rate risk related to debt.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Vice President, Finance (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclose by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 01-40499) filed with the SEC on June 25, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyteir Therapeutics, Inc.

Date: November 12, 2021	By:	/s/ Markus Renschler
Markus Renschler, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ David Gaiero
David Gaiero
Vice President, Finance and Treasurer (Principal Financial Officer)