Form 10-Q
period 2022-03-31
Cyteir Therapeutics, Inc.
filed 2022-05-05
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 35,409,028 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. For example, all statements we make relating to our clinical trial plans and milestones, including initiating a potentially registrational trial in 2023 for CYT-0851, our plan to complete IND-enabling studies with CYT-1853 in the first half of 2022, our plan to file an IND application with the United States Food and Drug Administration for CYT-1853 by the end of 2022, our expectation of reaching the drug candidate nomination phase for our drug discovery projects in 2023 and our plans to nominate additional targets from our DNA damage repair platform, are forward looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 16, 2022, which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$177,383	$189,723
Prepaid expenses and other current assets	3,602	3,354
Total current assets	$180,985	$193,077
Property and equipment, net	2,098	2,055
Other assets	2,875	256
Total assets	$185,958	$195,388
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,509	$1,785
Accrued expenses and other current liabilities	5,645	5,726
Total current liabilities	$9,154	$7,511
Deferred rent, net of current portion	—	384
Other long term liabilities	2,301	201
Total liabilities	$11,455	$8,096
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 40,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 280,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 35,409,028 and 35,389,453 shares issued as of March 31, 2022 and December 31, 2021, respectively; 35,272,014 and 35,219,834 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	280,623	279,310
Accumulated deficit	(106,155)	(92,053)
Total stockholders’ equity (deficit)	174,503	187,292
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$185,958	$195,388

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of operations

	Three Months Ended March 31,
(in thousands, except share and per share amounts) (unaudited)	2022	2021
Operating expenses:
Research and development	$10,088	$5,613
General and administrative	4,043	1,724
Total operating expenses	14,131	7,337
Loss from operations	(14,131)	(7,337)
Other income (expense):
Other income (expense)	29	25
Total other income (expense)	29	25
Net loss	$(14,102)	$(7,312)
Net loss per share—basic and diluted	$(0.40)	$(3.40)
Weighted-average common stock outstanding—basic and diluted	35,241,251	2,152,613

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

	Redeemable convertible preferred stock

	Series A		Series B		Series C		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance At December 31, 2020	5,817,996	$5,696	55,200,000	$51,715	—	$—	2,044,529	$2	$1,894	$(49,927)	$(48,031)
Exercise of common stock options	—	—	—	—	—	—	49,244	—	154	—	154
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $345	—	—	—	—	21,784,885	79,655	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	172,666	—	197	—	197
Stock-based compensation expense	—	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	—	(7,312)	(7,312)
Balance At March 31, 2021	5,817,996	$5,696	55,200,000	$51,715	21,784,885	$79,655	2,266,439	$2	$2,733	$(57,239)	$(54,504)

	Redeemable convertible preferred stock
	Series A		Series B		Series C		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance At December 31, 2021	—	$—	—	$—	—	$—	35,219,834	$35	$279,310	$(92,053)	$187,292
Exercise of common stock options	—	—	—	—	—	—	19,575	—	19	—	19
Vesting of early exercised options	—	—	—	—	—	—	32,605	—	39	—	39
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,255	—	1,255
Net loss	—	—	—	—	—	—	—	—	—	(14,102)	(14,102)
Balance At March 31, 2022	—	$—	—	$—	—	$—	35,272,014	$35	$280,623	$(106,155)	$174,503

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

	Three Months Ended March 31,
(in thousands) (unaudited)	2022	2021
Cash flows from operating activities:
Net loss	$(14,102)	$(7,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	159	103
Stock-based compensation	1,255	488
Non-cash lease expense	154	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(322)	3
Other assets	—	61
Accounts payable	1,713	331
Accrued expenses and other current liabilities	(1,025)	11
Deferred rent	—	(59)
Net cash used in operating activities	$(12,168)	$(6,374)
Cash flows from investing activities:
Purchases of property and equipment	(191)	(178)
Net cash used in investing activities	$(191)	$(178)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	79,655
Proceeds from exercise of stock options	19	154
Net cash provided by financing activities	$19	$79,809
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,340)	73,257
Cash, cash equivalents and restricted cash at beginning of period	189,979	11,194
Cash, cash equivalents and restricted cash at end of period	$177,639	$84,451
Supplemental disclosure of cash flows
Deferred financing costs in accounts payable	$—	$716
Property and equipment purchases in accounts payable	$11	$70

Supplemental disclosure of noncash financing activities
Vesting of early exercised options	$39	$197

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$177,383	$84,195
Restricted cash (included in other assets)	256	256
Total cash, cash equivalents, and restricted cash	$177,639	$84,451

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

Liquidity

The Company has incurred net operating losses since inception and has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the issuance of common stock in the IPO. As of March 31, 2022, the Company had cash and cash equivalents of $177.4 million and an accumulated deficit of $106.2 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company expects that its cash and cash equivalents as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are available to be issued.

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

2. Summary of significant accounting policies

The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2021 and 2020 ("audited financial statements"), which are included in the Company's Annual Report on Form 10-K that was filed with the SEC on March 16, 2022. Since the date of the financial statements, there have been no changes to the Company's significant accounting policies, except as noted below.

Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2022, and the condensed consolidated statements of operations, statements of redeemable convertible preferred stock and changes in stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021 and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Leases

Prior to January 1, 2022, the Company accounted for leases in accordance with Accounting Standards Codification (“ASC”) 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations and lease incentives, on a straight-line basis over the lease term.

Effective January 1, 2022, the Company adopted ASC 842, Leases (“ASC 842”), and elected to apply the modified retrospective transition approach using the effective date as the initial date of application. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease commencement date, when control of the underlying asset is transferred from the lessor to the Company, the Company classifies a lease as either an operating or finance lease and recognizes a right-of-use (“ROU”) asset and a current and non-current lease liability, as applicable, on the consolidated balance sheet if the lease has a term greater than one year. As permitted under ASC 842, the Company has made an accounting policy election, for all classes of underlying assets, to not recognize ROU assets and lease liabilities for leases having a term of twelve months or less. When it determines the appropriate classification and accounting for a lease arrangement, the Company typically only considers the committed lease term. Options to extend a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will either renew or not cancel, respectively.

At the lease commencement date, the operating lease liability and corresponding ROU asset are recorded at the present value of future lease payments over the expected remaining lease term using the discount rate implicit in the lease, if it is readily determinable, or the Company’s incremental borrowing rate. The Company’s incremental borrowing rate reflects the fixed rate at which the Company could borrow the amount of lease payments in the same currency on a collateralized basis, for a similar term in a similar economic environment. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. In addition, certain adjustments to the ROU asset may be required for items such as lease prepayments, incentives received, or initial direct costs.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components include costs that do not provide a right-to-use a leased asset but instead provide a service, such as maintenance costs. After its adoption of ASC 842, the Company has elected to combine the lease and non-lease components together as a single lease component for all existing classes of underlying assets. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-to-use assets and lease liabilities but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

Upon its adoption of ASC 842 on January 1, 2022, the Company recorded a lease liability and its corresponding ROU asset based on the present value of lease payments over the remaining lease term. The adoption of ASC 842 resulted in the recognition of an operating lease liability of $3.2 million and ROU assets of $2.8 million, with the offset attributed to the net derecognition of prepaid rent and the unamortized deferred rent liability, inclusive of tenant improvement allowances on the Company’s balance sheet as of January 1, 2022. The adoption of ASC 842 did not have a material impact on the Company’s statements of operations and comprehensive loss or statements of cash flows.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12) Simplifying the Accounting for Income Tax. The standard contains several provisions that reduce financial statement complexity including removing the exception to the incremental approach for intra-period tax expense allocation when a company has a loss from continuing operations and income from other items not included in continuing operations. The new guidance is effective for the year beginning January 1, 2022 with optional adoption prior to the effective date. The Company adopted ASU 2019-12 on January 1, 2022. There was no material impact to the Company’s consolidated financial statements as a result of adopting this new standard.

3. Fair value measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		March 31, 2022
Assets:	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)		Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$171,501	$171,501		$—		$—
Total assets	$171,501	$171,501	$		$

		December 31, 2021
Assets	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$189,488	$189,488	$—	$—
Total assets	$189,488	$189,488	$—	$—

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of its standard checking accounts and money market funds, are based on quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research and development expenses	$2,620	$1,549
Prepaid insurance	649	1,397
Payroll tax credit	51	38
Prepaid other	282	370
Total	$3,602	$3,354

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory and computer equipment	$1,736	$1,541
Leasehold improvements	1,675	1,668
Total property and equipment	3,411	3,209
Less: accumulated depreciation and amortization	(1,313)	(1,154)
Property and equipment, net	$2,098	$2,055

For the three months ended March 31, 2022 and 2021, depreciation and amortization expense related to property and equipment was $0.2 million and $0.1 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expenses	$3,668	$3,448
Accrued bonuses	551	1,660
Accrued other	539	618
Operating lease liabilities	887	—
Total accrued expenses and other current liabilities	$5,645	$5,726

7. Common stock

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth in our Form 10-K for the fiscal year ended December 31, 2021.

The holders of the common stock are entitled to one vote for each share of common stock held submitted to a vote of stockholders (and written actions in lieu of meetings), and there are not any cumulative voting rights. Holders of common stock are entitled to received proportionately any dividends as may be declared by our board of directors subject to any preferential dividend rights of any series of preferred stock that we may designate and issue in the future.

As of March 31, 2022 and December 31, 2021, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	March 31, 2022	December 31, 2021
Options to purchase common stock	3,421,653	2,778,963
Remaining shares reserved for future issuance	5,892,879	5,670,560
Total	9,314,532	8,449,523

8. Stock-based compensation

2012 Stock Incentive Plan

The Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”) in February 2016 pursuant to which the Company can issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciate rights shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price may be less than fair market value if the stock award is granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of the Company. The maximum term of options granted under the 2012 Plan is ten years, and stock options typically vest over a four-year period. The Board may assign vesting terms to the stock option grants as deemed appropriate. The Company also has the right of refusal to purchase any proposed disposition of shares issued under the 2012 Plan. The 2012 Plan allows for early exercise of all stock option grants if authorized by the Board at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees may accelerate vesting in the event of a change of control of the Company unless assumed or substituted by the acquirer or surviving entity. The 2012 Plan has been subsequently amended and provides for the issuance of up to 6,941,421 shares of common stock as of March 31, 2022, of which 2,732,632 shares of common stock remained available for future grant under the 2012 Plan upon the effectiveness of the 2021 Equity Incentive Plan (the “2021 Plan”) and were made available for future issuance under the 2021 Plan. On June 11, 2021, the Company’s board of directors adopted, and in June 2021 the Company’s stockholders approved, the 2021 Plan, which became effective immediately prior to the effectiveness of the registration statement for the initial public offering.

2021 Equity Incentive Plan

In June 2021 the Company’s board of directors adopted, and in June 2021 the Company’s stockholders approved, the 2021 Plan, which became effective immediately prior to the effectiveness of the registration statement for the initial public offering. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the 2021 Plan, the number of shares of common stock reserved for issuance under the 2021 Plan was 5,932,632, which represents 3,200,000 shares along with 2,732,632 shares of common stock reserved for issuance under the 2012 Plan that remained available for grant under the 2012 Plan immediately prior to the effectiveness of the 2021 Plan. Shares of our common stock subject to outstanding awards granted under the 2012 Plan that expire unexercised or are terminated, surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will become available for issuance under the 2021 Plan. Upon adoption of the 2021 Plan, the Company ceased the grant of additional awards under the 2012 Plan. The 2021 Plan includes an "evergreen" provision, which provides for an annual increase to be added on January 1st of each year beginning in 2022 and continuing through and including 2031 by the lesser of (i) 5% of the number of shares of Stock outstanding as of such date and (ii) an amount determined by the board of directors. On January 1, 2022, the number of shares of Common Stock reserved and available for issuance under the 2021 Plan increased by 884,585 shares.

At March 31, 2022, 5,892,879 shares of common stock remained available for future grant under the 2021 Plan.

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

Early exercise of unvested stock options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in long-term liabilities on the condensed consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of March 31, 2022 and December 31, 2021, there were 137,015 and 169,919 unvested shares related to early exercises of stock options, respectively.

Stock option valuation

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

March 31, 2022
Risk-free interest rate range	1.89%
Dividend yield	0.0%
Expected life of options (years)	6.0
Volatility rate range	92.8%

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2021	2,778,963	$5.80	8.76	$17,102
Granted	665,133	$5.96	—	—
Exercised	(19,575)	$0.97	—	—
Forfeited or cancelled	(2,868)	$4.07	—	—
Outstanding as of March 31, 2022	3,421,653	$5.87	8.79	$2,875
Options vested and exercisable as of March 31, 2022	836,364	$4.30	8.16	$1,062

As of March 31, 2022, there was $10.9 million of unrecognized stock-based compensation expense related to the share-based compensation arrangements under the 2012 Plan. The Company expects to recognize this amount over a weighted-average period of 2.0 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The weighted-average grant date fair value of the Company’s stock options granted during the three months ended March 31, 2022 and 2021 was $4.52 and $5.40, respectively.

The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $1.1 million and $0.3 million, respectively.

Stock-based compensation expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	March 31, 2022	March 31, 2021
Research and development	$425	$170
General and administrative	830	318
Total stock-based compensation expense	$1,255	$488

9. Net loss per share

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	March 31, 2022	March 31, 2021
Series A Preferred Stock	-	1,706,748
Series B Preferred Stock	-	16,193,370
Series C Preferred Stock	-	6,391,676
Options to purchase common stock	3,421,653	2,439,491
Unvested shares from early exercises	137,015	502,507

10. Commitments and Contingencies

Legal proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2022, there were no matters which would have a material impact on the Company’s financial results.

11. Leases

Operating Lease

In August 2018, the Company entered into an operating lease agreement for office and laboratory space within the building complex located in Lexington, Massachusetts. The lease commenced in November 2018, and as subsequently amended, is approximately 14,636 rentable square feet (“Original Premises”) and has a maturity date of October 31, 2023. In July 2021, the Company entered into the second amendment of the lease and expanded the office space by approximately 5,531 square feet (the “Expansion Premises”), and extended the maturity date to December 31, 2025 for both the Original Premises and Expansion Premises. Lease payments are made monthly, subject to a 3% annual rent increase, and the Company pays for its proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the lease.

The following table summarizes the presentation of the Company's operating leases on its consolidated balance sheet:

Leases	Balance sheet classification	March 31, 2022
Assets
Operating lease assets	Other assets	$2,618
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$887
Noncurrent
Operating lease liabilities	Other long term liabilities	2,138
Total lease liabilities		$3,025

The components of lease cost under ASC 842 included in the Company’s consolidated statement of operations for the three months ended March 31, 2022 were as follows:

		Three Months Ended
Lease Cost	Statement of operations classification	March 31, 2022
Operating lease cost	Research and development	$146
Operating lease cost	General and administrative	47
Variable lease cost	Research and development	113
Variable lease cost	General and administrative	36
Total lease cost		$342

The weighted average remaining lease term and weighted average discount rate of the operating leases was 3.8 years and 5.0%, respectively, at March 31, 2022. The Company made cash payments for amounts included in the measurement of operating liabilities of $0.2 million for the three months ended March 31, 2022.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2022 were as follows (in thousands):

Maturity of lease liabilities	Amount
2022 (excluding the three months ended March 31, 2022)	$677
2023	910
2024	883
2025	833
2026	—
Total lease payments	3,303
Less: interest	(278)
Present value of operating lease liabilities	$3,025

In accordance with ASC 840, rent expense for the three months ended March 31, 2022 was $0.1 million.

Future minimum payments required under the lease as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Amount
2022	$899
2023	913
2024	881
2025	908
$3,601

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K that was filed on March 16, 2022 with the U.S. Securities and Exchange Commission, or SEC.

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing the next-generation of precision oncology medicines that cause cancer cell death in specific subsets of cancer patients through a therapeutic strategy known as synthetic lethality. Synthetic lethality is a clinically validated approach to drug development and arises when the occurrence of two cellular conditions is lethal when occurring simultaneously but tolerated when occurring individually.

Our lead program, CYT-0851, is currently being evaluated in a phase 1/2 clinical trial as a monotherapy and in combination with standard-of-care therapy. We completed enrollment in the phase 1 monotherapy dose escalation portion of the study in November 2021 and have observed preliminary single-agent activity. In January 2022, we initiated patient dosing with CYT-0851 as a monotherapy in six phase 2 monotherapy expansion cohorts in patients with hematologic malignancies and solid tumors. At the same time, we initiated patient dosing in combination with standard-of-care therapies in phase 1 dose escalation cohorts. If warranted by the phase 1/2 data, and subject to FDA agreement, we could initiate a potentially registrational trial in early 2023 for the treatment of relapsed and/or refractory lymphoma and/or solid tumors as a monotherapy or in combination with standard-of-care therapies. We may also develop CYT-0851 in additional tumor settings as both a monotherapy and in combination with approved cancer therapeutics.

CYT-0851 was identified through a phenotypic screening strategy that exploited a novel synthetic lethality between the overexpression of DNA damaging enzymes known as cytidine deaminases (CD) and inhibition of RAD51-mediated homologous recombination (HR), a DNA damage repair process. The screen was designed to select for compounds that induced synthetic lethality in CD-overexpressing cancer cells while sparing normal cells. By its nature, this type of screening strategy does not depend on, nor directly lead to, a precise understanding of where active drug candidates bind, nor their precise mechanism of action. As a result of molecular, bioinformatic, and biochemical characterization, we now believe that the observed effects of CYT-0851 on the viability of cancer cells are due to the inhibition of monocarboxylate transporters (MCT) and the subsequent disruption of lactate transport. Inhibiting MCT function in glycolytic cancer cells leads to an accumulation of intracellular lactate that impairs glycolysis and inhibits tumor cell growth, making MCTs an attractive target for cancer therapy. Inhibition of MCT-mediated lactate transport indirectly leads to downstream reductions in several cell-cycle regulated proteins, including the homologous recombination effector protein, RAD51, which may explain the preclinical effects seen with CYT-0851 in DNA repair assays. Based on the newly identified mechanism of action, we have modified our strategy in the ongoing trial for identifying patient selection biomarkers while all aspects of the trial design remain appropriate and unchanged. Our potential next-generation program, CYT-1853, was designed to exploit the same novel synthetic lethality targeted by CYT-0851 and, as in the case of CYT-0851, also has recently been discovered to inhibit MCT activity and impair lactate transport. Importantly, in preclinical models, CYT-1853 was active across a range of cancer cell lines and exhibited improved potency compared to CYT-0851. We expect to complete IND-enabling studies with CYT-1853 in the first half of 2022 and if the data supports an overall risk-benefit improvement and differentiation from CYT-0851, we plan to file an IND application with the FDA by year-end 2022.

We continue to advance two additional drug discovery projects focused on identifying inhibitors of DNA damage repair targets that exploit specific synthetic lethalities. The first of these undisclosed targets (Target 2) plays a key role in Non-Homologous End Joining, or NHEJ, and the second (Target 3) in Microhomology-Mediated End Joining, or MMEJ, DNA repair pathways. For both targeted drug discovery projects, we have identified subsets of cancers that, we believe, uniquely depend on the target of interest for their survival and we are working to identify patient selection biomarkers to identify sensitive cancer subsets for use in clinical development. Both undisclosed target projects are preclinical stage, and we anticipate reaching the drug candidate nomination stage in 2023.

Since our inception in 2012, we have focused primarily on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of novel therapeutics. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and have raised an aggregate of approximately $141.0 million of gross proceeds from the sale of redeemable convertible preferred stock and approximately $149.1 million of gross proceeds from the sale of common stock in our initial public offering, as of March 31, 2022.

We have incurred significant operating losses since inception, including net losses of $14.1 million and $7.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021 we had an accumulated deficit of $106.2 million and $92.1 million, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we:

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

As of March 31, 2022, we had cash and cash equivalents of $177.4 million. We believe that our existing cash and cash equivalents as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

COVID-19 business update

In response to the ongoing COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our clinical trials. Our operations are considered an essential business and we were allowed to continue operating under current governmental restrictions during this period. We have taken measures to secure our research and development activities, while our work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition and results of operations ultimately could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$10,088	$5,613	$4,475
General and administrative	4,043	1,724	2,319
Total operating expenses	14,131	7,337	6,794
Loss from operations	(14,131)	(7,337)	(6,794)
Other income(expense):
Other income(expense)	29	25	4
Total other income(expense)	29	25	4
Net loss	$(14,102)	$(7,312)	$(6,790)

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Direct research and development expenses by program:
MCT inhibitor programs	$5,510	$3,140	$2,370
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	2,916	1,604	1,312
Other expenses	1,662	869	793
Total research and development expenses	$10,088	$5,613	$4,475

Research and development expenses were $10.1 million for the three months ended March 31, 2022, which increased by $4.5 million from $5.6 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily attributable to the following:

•
a $2.4 million increase in costs related to our MCT inhibitor programs driven by the continued development of CYT-0851, our lead drug candidate, specifically due to the advancement of our ongoing clinical trial, as well as preclinical costs related to CYT-1853;
•
a $1.3 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $0.8 million increase in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2022, which increased by $2.3 million from $1.7 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•
a $1.1 million increase in personnel costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $1.2 million increase in general and administrative expenses, including professional fees, insurance, facilities and IT services.

Total other income

Total other income was not material for both three months ended March 31, 2022 and 2021 and consists primarily of interest income. The interest income in both periods related to our cash equivalents, which are primarily invested in money market funds.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of our common stock in our IPO. From inception through March 31, 2022, we have raised an aggregate of approximately $141.0 million from the sale of redeemable convertible preferred stock and $136.1 million in net proceeds from the sale of our common stock with the completion of the IPO.

Funding requirements

As of March 31, 2022, our cash and cash equivalents on hand were $177.4 million. We believe that our existing cash and cash equivalents as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(12,168)	$(6,374)
Net cash used in investing activities	(191)	(178)
Net cash provided by financing activities	19	79,809
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,340)	$73,257

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $12.2 million, primarily due to our net loss of $14.1 million, partially offset by non-cash charges of $1.6 million and a net change in our operating assets and liabilities of $0.4 million. The non-cash charges consist of stock-based compensation expense of $1.3 million, lease expense of $0.2 million and depreciation expense of $0.2 million. The net change in our operating assets and liabilities was primarily due to a $0.3 million increase in prepaid expense and other current assets, a $1.0 million decrease in accrued expenses and other current liabilities and a $1.7 million increase in our accounts payable.

Net cash used in operating activities for the three months ended March 31, 2021 was $6.4 million, primarily due to our net loss of $7.3 million, partially offset by non-cash charges of $0.6 million and a net change in our net operating assets and liabilities of $0.3 million. The non-cash charges consists of stock-based compensation expense of $0.5 million and depreciation expense of $0.1 million. The net change in our operating assets and liabilities was primarily due to a $0.1 million decrease in our other assets, a $0.3 million increase in our accounts payable and a $0.1 million decrease in deferred rent.

Investing activities

Net cash used in investing activities was $0.2 million for both the three months ended March 31, 2022 and 2021 and resulted from our purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $79.8 million for the three months ended March 31, 2021, consisting of $79.7 million of net proceeds from the issuance of Preferred Stock and $0.1 million from stock option exercises.

Critical accounting estimates

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent accounting pronouncements

See Note 2 to our annual consolidated financial statements and Note 2 to our condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a description of recent accounting pronouncements applicable to our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our primary exposure to market risk is interest rate sensitivity, which is impacted by changes to the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $177.6 million and $190.0 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of March 31, 2022 and December 31, 2021, we had no debt outstanding, and therefore we are not subject to interest rate risk related to debt.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Vice President, Finance (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclose by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q, before deciding to invest in our common stock. Some of these risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic (including any resurgences thereof) and any worsening of the global business and economic environment as a result.

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 22, 2021, we completed our IPO pursuant to which we issued and sold 7,400,000 shares of our common stock at a public offering price of $18.00 per share. On July 1, 2021, we sold an additional 885,644 shares of our common stock at a public offering price of $18.00 per share. The offer and sale of all of our common shares were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-256601), which was declared effective by the SEC on June 17, 2021.

There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus dated June 17, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-40499) filed with the SEC on June 25, 2021).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-40499) filed with the SEC on June 25, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyteir Therapeutics, Inc.

Date: May 5, 2022	By:	/s/ Markus Renschler
Markus Renschler, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ David Gaiero
David Gaiero
Vice President, Finance and Treasurer (Principal Financial Officer)