Form 10-Q
period 2022-06-30
Cyteir Therapeutics, Inc.
filed 2022-08-08
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 35,413,426 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words "anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “project,” “seek,” “will,” “would," and similar expressions are intended to identify forward-looking statements. For example, all statements we make relating to our clinical trial plans and milestones, including data from our phase 1/2 clinical trial of CYT-0851 in the fourth quarter of 2022 and the first half of 2023, safety data and early efficacy data from combination studies of CYT-0851 in the first half of 2023, our expectation of reaching the drug candidate nomination phase for our drug discovery projects in 2023 and our plans to nominate additional targets from our synthetic lethality platform, are forward looking statements.

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

• We may not be able to file Investigational New Drug, or IND, applications or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or a comparable foreign regulatory may not permit us to proceed.

• Positive results from the clinical trials and preclinical studies of our drug candidates are not necessarily predictive of the results of later clinical trials or preclinical studies. If we cannot replicate the positive results from our clinical trials and preclinical studies of our drug candidates in our later clinical trials preclinical studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize our drug candidates.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$166,396	$189,723
Prepaid expenses and other current assets	3,309	3,354
Total current assets	$169,705	$193,077
Property and equipment, net	2,029	2,055
Other assets	2,631	256
Total assets	$174,365	$195,388
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,613	$1,785
Accrued expenses and other current liabilities	4,893	5,726
Total current liabilities	$8,506	$7,511
Deferred rent, net of current portion	—	384
Other long term liabilities	2,075	201
Total liabilities	$10,581	$8,096
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 40,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 280,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 35,413,426 and 35,389,453 shares issued as of June 30, 2022 and December 31, 2021, respectively; 35,303,144 and 35,219,834 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	282,025	279,310
Accumulated deficit	(118,276)	(92,053)
Total stockholders’ equity (deficit)	163,784	187,292
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$174,365	$195,388

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts) (unaudited)	2022	2021	2022	2021
Operating expenses:
Research and development	$8,794	$8,886	$18,882	$14,499
General and administrative	3,433	2,422	7,476	4,146
Total operating expenses	12,227	11,308	26,358	18,645
Loss from operations	(12,227)	(11,308)	(26,358)	(18,645)
Other income (expense):
Other income (expense)	106	13	135	38
Total other income (expense)	106	13	135	38
Net loss	$(12,121)	$(11,295)	$(26,223)	$(18,607)
Net loss per share—basic and diluted	$(0.34)	$(4.83)	$(0.74)	$(8.29)
Weighted-average common stock outstanding—basic and diluted	35,279,376	2,337,947	35,260,378	2,245,243

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

	Redeemable convertible preferred stock

	Series A		Series B		Series C		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance At December 31, 2020	5,817,996	$5,696	55,200,000	$51,715	—	$—	2,044,284	$2	$1,894	$(49,927)	$(48,031)
Exercise of common stock options	—	—	—	—	—	—	49,235	—	154	—	154
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $345	—	—	—	—	21,784,885	79,655	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	172,640	—	196	—	196
Stock-based compensation expense	—	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	—	(7,312)	(7,312)
Balance At March 31, 2021	5,817,996	$5,696	55,200,000	$51,715	21,784,885	$79,655	2,266,159	$2	$2,732	$(57,239)	$(54,505)
Exercise of common stock options	—	—	—	—	—	—	15,987	—	40	—	40
Vesting of early exercised options	—	—	—	—	—	—	131,861	—	150	—	150
Initial public offering, net of underwriting discounts, commissions and offering costs	—						7,400,000	7	121,620		121,627
Conversion of convertible preferred stock into common stock upon initial public offering	(5,817,996)	(5,696)	(55,200,000)	(51,715)	(21,784,885)	(79,655)	24,290,875	25	137,041		137,066
Stock-based compensation expense	—	—	—	—	—	—	—	—	772	—	772
Net loss	—	—	—	—	—	—	—	—	—	(11,295)	(11,295)
Balance At June 30, 2021	—	$—	—	$—	—	$—	34,104,882	$34	$262,355	$(68,534)	$193,855

	Redeemable convertible preferred stock
	Series A		Series B		Series C		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance At December 31, 2021	—	$—	—	$—	—	$—	35,219,834	$35	$279,310	$(92,053)	$187,292
Exercise of common stock options	—	—	—	—	—	—	19,575	—	19	—	19
Vesting of early exercised options	—	—	—	—	—	—	32,605	—	39	—	39
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,255	—	1,255
Net loss	—	—	—	—	—	—	—	—	—	(14,102)	(14,102)
Balance At March 31, 2022	—	$—	—	$—	—	$—	35,272,014	$35	$280,623	$(106,155)	$174,503
Exercise of common stock options	—	—	—	—	—	—	4,398	—	5	—	5
Vesting of early exercised options	—	—	—	—	—	—	26,732	—	32	—	32
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,365	—	1,365
Net loss	—	—	—	—	—	—	—	—	—	(12,121)	(12,121)
Balance At June 30, 2022	—	$—	—	$—	—	$—	35,303,144	$35	$282,025	$(118,276)	$163,784

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

	Six Months Ended June 30,
(in thousands) (unaudited)	2022	2021
Cash flows from operating activities:
Net loss	$(26,223)	$(18,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	328	214
Stock-based compensation	2,620	1,260
Non-cash lease expense	398	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30)	(475)
Other assets	—	61
Accounts payable	1,828	1,696
Accrued expenses and other current liabilities	(1,969)	2,484
Deferred rent	—	(118)
Net cash used in operating activities	$(23,048)	$(13,485)
Cash flows from investing activities:
Purchases of property and equipment	(302)	(292)
Net cash used in investing activities	$(302)	$(292)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	79,655
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs of $10,398	—	121,627
Proceeds from exercise of stock options	24	194
Net cash provided by financing activities	$24	$201,476
Net (decrease) increase in cash, cash equivalents, and restricted cash	(23,326)	187,699
Cash, cash equivalents and restricted cash at beginning of period	189,979	11,194
Cash, cash equivalents and restricted cash at end of period	$166,653	$198,893
Supplemental disclosure of cash flows
Property and equipment purchases in accounts payable	$—	$127

Supplemental disclosure of noncash financing activities
Vesting of early exercised options	$71	$346
Initial public offering costs included in accounts payable and accrued expenses	$—	$1,175
Conversion of preferred stock to common stock upon initial public offering	$—	$137,066

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$166,396	$198,637
Restricted cash (included in other assets)	257	256
Total cash, cash equivalents, and restricted cash	$166,653	$198,893

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Notes to condensed consolidated financial statements – (unaudited)

1. Nature of the business

Cyteir Therapeutics, Inc., (the “Company”) is a clinical-stage biotechnology company focused on discovering and developing the next-generation of precision oncology medicines that cause cancer cell death in specific subsets of cancer patients through a therapeutic strategy known as synthetic lethality. Synthetic lethality is a clinically validated approach to drug development and arises when the occurrence of two cellular conditions is lethal when occurring simultaneously but tolerated when occurring individually.

The Company was formed as a Delaware corporation on June 4, 2012, pursuant to the General Corporation Law of the State of Delaware. The Company has a principal office in Lexington, Massachusetts.

Liquidity

The Company has incurred net operating losses since inception and has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the issuance of common stock in the IPO. As of June 30, 2022, the Company had cash and cash equivalents of $166.4 million and an accumulated deficit of $118.3 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company expects that its cash and cash equivalents as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are available to be issued.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2022, and the condensed consolidated statements of operations, statements of redeemable convertible preferred stock and changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

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

3. Fair value measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		June 30, 2022
Assets:	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)		Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$166,183	$166,183		$—		$—
Total assets	$166,183	$166,183	$		$

		December 31, 2021
Assets	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$189,488	$189,488	$—	$—
Total assets	$189,488	$189,488	$—	$—

During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of its standard checking accounts and money market funds, are based on quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid research and development expenses	$2,907	$1,549
Prepaid insurance	4	1,397
Other receivable	195	-
Payroll tax credit	17	38
Prepaid other	186	370
Total	$3,309	$3,354

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory and computer equipment	$1,836	$1,541
Leasehold improvements	1,675	1,668
Total property and equipment	3,511	3,209
Less: accumulated depreciation and amortization	(1,482)	(1,154)
Property and equipment, net	$2,029	$2,055

For the three months ended June 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $0.3 million and $0.2 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development expenses	$2,322	$3,448
Accrued bonuses	1,099	1,660
Accrued other	579	618
Operating lease liabilities	893	—
Total accrued expenses and other current liabilities	$4,893	$5,726

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

As of June 30, 2022 and December 31, 2021, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	June 30,	December 31,
	2022	2021
Options to purchase common stock	3,623,819	2,778,963
Remaining shares reserved for future issuance	5,686,315	5,670,560
Total	9,310,134	8,449,523

8. Stock-based compensation

2012 Stock Incentive Plan

The Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”) in February 2016 pursuant to which the Company can issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciate rights shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price may be less than fair market value if the stock award is granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of the Company. The maximum term of options granted under the 2012 Plan is ten years, and stock options typically vest over a four-year period. The Board may assign vesting terms to the stock option grants as deemed appropriate. The Company also has the right of refusal to purchase any proposed disposition of shares issued under the 2012 Plan. The 2012 Plan allows for early exercise of all stock option grants if authorized by the Board at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees may accelerate vesting in the event of a change of control of the Company unless assumed or substituted by the acquirer or surviving entity. The 2012 Plan has been subsequently amended and provides for the issuance of up to 6,941,421 shares of common stock as of June 30, 2022, of which 2,732,632 shares of common stock remained available for future grant under the 2012 Plan upon the effectiveness of the 2021 Equity Incentive Plan (the “2021 Plan”) and were made available for future issuance under the 2021 Plan.

2021 Equity Incentive Plan

In June 2021 the Company’s board of directors adopted, and in June 2021 the Company’s stockholders approved, the 2021 Plan, which became effective immediately prior to the effectiveness of the registration statement for the initial public offering. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the 2021 Plan, the number of shares of common stock reserved for issuance under the 2021 Plan was 5,932,632, which represents 3,200,000 shares along with 2,732,632 shares of common stock reserved for issuance under the 2012 Plan that remained available for grant under the 2012 Plan immediately prior to the effectiveness of the 2021 Plan. Shares of the Company's common stock subject to outstanding awards granted under the 2012 Plan that expire unexercised or are terminated, surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will become available for issuance under the 2021 Plan. Upon adoption of the 2021 Plan, the Company ceased the grant of additional awards under the 2012 Plan. The 2021 Plan includes an "evergreen" provision, which provides for an annual increase to be added on January 1st of each year beginning in 2022 and continuing through and including 2031 by the lesser of (i) 5% of the number of shares of Stock outstanding as of such date and (ii) an amount determined by the board of directors. On January 1, 2022, the number of shares of Common Stock reserved and available for issuance under the 2021 Plan increased by 884,585 shares.

At June 30, 2022, 5,686,315 shares of common stock remained available for future grant under the 2021 Plan.

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

Early exercise of unvested stock options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in long-term liabilities on the condensed consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of June 30, 2022 and December 31, 2021, there were 110,283 and 169,919 unvested shares related to early exercises of stock options, respectively.

Stock option valuation

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	June 30, 2022	December 31, 2021
Risk-free interest rate range	1.89-3.03%	0.75-1.35%
Dividend yield	0.0%	0.0%
Expected life of options (years)	6.0	5.5-6.1
Volatility rate range	92.8%-93.0%	93.6%-97.1%

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2021	2,778,963	$5.80	8.76	$17,102
Granted	973,758	$4.78	—	—
Exercised	(23,973)	$0.99	—	—
Forfeited or cancelled	(104,929)	$5.91	—	—
Outstanding as of June 30, 2022	3,623,819	$5.56	8.59	$2,173
Options vested and exercisable as of June 30, 2022	1,192,806	$5.31	7.88	$952

As of June 30, 2022, there was $9.8 million of unrecognized stock-based compensation expense related to the share-based compensation arrangements under the 2012 Plan. The Company expects to recognize this amount over a weighted-average period of 2.1 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The weighted-average grant date fair value of the Company’s stock options granted during the three months ended June 30, 2022 and 2021 was $1.72 and $9.36, respectively.

The total fair value of options vested during the three months ended June 30, 2022 and 2021 was $2.1 million and $0.7 million, respectively.

Stock-based compensation expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$463	$256	$888	$426
General and administrative	902	516	1,732	834
Total stock-based compensation expense	$1,365	$772	$2,620	$1,260

9. Net loss per share

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	3,623,819	2,619,744
Unvested shares from early exercises	110,283	369,441

10. Commitments and Contingencies

Legal proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2022, there were no matters which would have a material impact on the Company’s financial results.

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

The following table summarizes the presentation of the Company's operating leases on its consolidated balance sheet:

Leases	Balance sheet classification	June 30, 2022
Assets
Operating lease assets	Other assets	$2,375
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$893
Noncurrent
Operating lease liabilities	Other long term liabilities	1,944
Total lease liabilities		$2,837

The components of lease cost under ASC 842 included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2022 were as follows:

		Three Months Ended	Six Months Ended
Lease Cost	Statement of operations classification	June 30, 2022	June 30, 2022
Operating lease cost	Research and development	$158	$304
Operating lease cost	General and administrative	33	80
Variable lease cost	Research and development	131	244
Variable lease cost	General and administrative	29	65
Total lease cost		$351	$693

The weighted average remaining lease term and weighted average discount rate of the operating leases was 3.5 years and 5.0%, respectively, at June 30, 2022. The Company made cash payments for amounts included in the measurement of operating liabilities of $0.4 million for the six months ended June 30, 2022.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2022 were as follows (in thousands):

Maturity of lease liabilities	Amount
2022 (excluding the six months ended June 30, 2022)	$453
2023	910
2024	883
2025	833
2026	—
Total lease payments	3,079
Less: interest	(242)
Present value of operating lease liabilities	$2,837

In accordance with ASC 840, rent expense for the three months ended June 30, 2021 was $0.2 million.

Future minimum payments required under the lease as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Amount
2022	$899
2023	913
2024	881
2025	908
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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing the next-generation of precision oncology medicines that cause cancer cell death in specific subsets of cancer patients through a therapeutic strategy known as synthetic lethality. Synthetic lethality is a clinically validated approach to drug development and arises when the occurrence of two cellular conditions is lethal when occurring simultaneously but tolerated when occurring individually.

Our lead program, CYT-0851, an investigational monocarboxylate transporter inhibitor, or MCT inhibitor, is currently being evaluated in a phase 1/2 clinical trial as a monotherapy and in combination with standard-of-care therapy in patients with hematologic malignancies and solid tumors. Inhibiting MCT function in glycolytic cancer cells leads to an accumulation of intracellular lactate that impairs glycolysis and inhibits tumor cell growth, making MCTs an attractive target for cancer therapy. We previously reported results of the dose-escalation portion of the Phase 1/2 study of CYT-0851 up to the maximum feasible daily dose of 1200 mg and declared the maximum tolerated dose of 600mg per day. Dose limiting toxicities of fatigue, vomiting, dehydration, dry skin, stomatitis, myalgia, and acidosis were observed at daily doses of 600mg and above. The events were grade 3 and were reversible with dose interruption. In the ongoing Phase 2 monotherapy portion of the study, a grade 4 case of reversible starvation ketoacidosis has been reported.

In January 2022, we initiated patient dosing with CYT-0851 as a monotherapy in six phase 2 monotherapy expansion cohorts in patients with hematologic malignancies and solid tumors. At the same time, we initiated patient dosing in combination with standard-of-care therapies in phase 1 dose escalation cohorts. In July 2022, we decided to halt further enrollment into the phase 2 multiple myeloma cohort and phase 1 combination of rituximab and bendamustine due to difficulty with enrollment from the competition in these rapidly evolving therapeutic landscapes. We opened a phase 2 monotherapy cohort for triple negative breast cancer, or TNBC, based on further evaluation of our preclinical data and the current treatment landscape. We have continued to enroll patients in the remaining monotherapy and combination cohorts to progress the CYT-0851 program. Initial data on the monotherapy solid tumor expansion cohorts (ovarian, pancreatic, TNBC, and soft tissue sarcoma) are expected beginning in the fourth quarter of 2022, and initial data on the monotherapy hematologic malignancy expansion cohorts (diffuse large B-cell lymphoma and follicular lymphoma) are expected in the first half of 2023. Safety data and early efficacy data on the solid tumor combination studies with capecitabine and gemcitabine are expected in the first half of 2023.

We have decided to pause development of CYT-1853, our next-generation investigational MCT inhibitor, and postpone the filing of an Investigational New Drug application while we continue to evaluate the clinical results of the ongoing studies with CYT-0851. Accordingly, we will prioritize our resources on advancing CYT-0851 in the clinic and on our discovery research efforts to expand the company’s synthetically lethal preclinical pipeline.

As a result of our decisions to focus the development of CYT-0851 and to pause the development of CYT-1853, we believe that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024.

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

Since our inception in 2012, we have focused primarily on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of novel therapeutics. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and have raised an aggregate of approximately $141.0 million of gross proceeds from the sale of redeemable convertible preferred stock and approximately $149.1 million of gross proceeds from the sale of common stock in our initial public offering, as of June 30, 2022.

We have incurred significant operating losses since inception, including net losses of $12.1 million and $26.2 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022 and December 31, 2021 we had an accumulated deficit of $118.3 million and $92.1 million, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we:

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

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved drug candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities. In addition, since the completion of our initial public offering, or IPO, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. If we receive regulatory approval for any of our other drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates.

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

As of June 30, 2022, we had cash and cash equivalents of $166.4 million. We believe that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$8,794	$8,886	$(92)
General and administrative	3,433	2,422	1,011
Total operating expenses	12,227	11,308	919
Loss from operations	(12,227)	(11,308)	(919)
Other income(expense):
Other income(expense)	106	13	93
Total other income(expense)	106	13	93
Net loss	$(12,121)	$(11,295)	$(826)

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by program:
MCT inhibitor programs	$4,067	$5,542	$(1,475)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	3,188	2,004	1,184
Other expenses	1,539	1,340	199
Total research and development expenses	$8,794	$8,886	$(92)

Research and development expenses were $8.8 million for the three months ended June 30, 2022, which decreased by $0.1 million from $8.9 million for the three months ended June 30, 2021. The decrease in research and development expenses was primarily attributable to the following:

•
a $1.5 million decrease in costs related to our monocarboxylate transporter, or MCT, inhibitor programs driven by decreased costs in external research activities, partially offset by increased costs related to our ongoing clinical trial;
•
a $1.2 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $0.2 million increase in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses were $3.4 million for the three months ended June 30, 2022, which increased by $1.0 million from $2.4 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•
a $0.6 million increase in personnel costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $0.4 million increase in general and administrative expenses, including insurance, facilities and IT services.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$18,882	$14,499	$4,383
General and administrative	7,476	4,146	3,330
Total operating expenses	26,358	18,645	7,713
Loss from operations	(26,358)	(18,645)	(7,713)
Other income(expense):
Other income(expense)	135	38	97
Total other income(expense)	135	38	97
Net loss	$(26,223)	$(18,607)	$(7,616)

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by program:
MCT inhibitor programs	$9,577	$8,682	$895
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	6,104	3,608	2,496
Other expenses	3,201	2,209	992
Total research and development expenses	$18,882	$14,499	$4,383

Research and development expenses were $18.9 million for the six months ended June 30, 2022, which increased by $4.4 million from $14.5 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily attributable to the following:

•
a $0.9 million increase in costs related to our MCT inhibitor programs driven by the continued development of CYT-0851, our lead drug candidate, specifically due to the advancement of our ongoing clinical trial;
•
a $2.5 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $1.0 million increase in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses were $7.5 million for the six months ended June 30, 2022, which increased by $3.3 million from $4.1 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•
a $1.6 million increase in personnel costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $1.7 million increase in general and administrative expenses, including insurance, facilities and IT services.

Total other income

Total other income was $0.1 million and not material for six months ended June 30, 2022 and 2021, respectively, and consists primarily of interest income. The interest income in both periods related to our cash equivalents, which are primarily invested in money market funds.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of our common stock in our IPO. From inception through June 30, 2022, we have raised an aggregate of approximately $141.0 million from the sale of redeemable convertible preferred stock and $136.1 million in net proceeds from the sale of our common stock with the completion of the IPO.

Funding requirements

As of June 30, 2022, our cash and cash equivalents on hand were $166.4 million. We believe that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved drug candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities. In addition, since the completion of our IPO, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. If we receive regulatory approval for any of our other drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates.

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
•
the extent to which we in-license or acquire rights to other products, which may delay the development of our drug candidates;
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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(23,048)	$(13,485)
Net cash used in investing activities	(302)	(292)
Net cash provided by financing activities	24	201,476
Net increase (decrease) in cash, cash equivalents and restricted cash	$(23,326)	$187,699

Operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $23.0 million, compared to $13.5 million for the same period in 2021. Significant factors in the $9.5 million increase in net cash used in operating activities include:

•
an increase in net loss of $7.6 million due to an increase in research and development expense of $4.4 million and an increase in general and administrative expenses of $3.3 million, offset by an increase of total other income of $0.1 million;
•
a decrease in the net change in our net operating assets and liabilities of $3.9 million, primarily due to a $4.5 million decrease in accrued expenses and other current liabilities offset by a $0.5 million increase in prepaids and other assets and $0.1 million increase in deferred rent; and
•
offset by an increase in non-cash charges of $1.8 million, consisting of increases in stock-based compensation expense of $1.3 million, lease expense of $0.4 million, and depreciation expense of $0.1 million.

Investing activities

Net cash used in investing activities was $0.3 million for both the six months ended June 30, 2022 and 2021, respectively, and resulted from our purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 was not material.

Net cash provided by financing activities was $201.5 million for the six months ended June 30, 2021, consisting of $122.7 million of net proceeds from issuance of common stock upon initial public offering, $79.7 million of net proceeds from the issuance of Preferred Stock and $0.2 million from stock option exercises offset by $1.1 million payment of initial public offering costs.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our primary exposure to market risk is interest rate sensitivity, which is impacted by changes to the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $166.7 million and $190.0 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2022 and December 31, 2021, we had no debt outstanding, and therefore we are not subject to interest rate risk related to debt.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Vice President, Finance (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclose by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in our planned use of the net proceeds from the initial public offering as described in our final prospectus dated June 17, 2021, except that we expect to use the remaining proceeds previously allocated to the development of CYT-1853 to advance the clinical development of CYT-0851, for other research and development activities, and the remainder, if any, for working capital and other general corporate purposes.

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

Cyteir Therapeutics, Inc.

Date: August 8, 2022	By:	/s/ Markus Renschler
Markus Renschler, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ David Gaiero
David Gaiero
Vice President, Finance and Treasurer (Principal Financial Officer)