Form 10-Q
period 2022-09-30
Cyteir Therapeutics, Inc.
filed 2022-11-07
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 35,438,912 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words "anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “project,” “seek,” “will,” “would," and similar expressions are intended to identify forward-looking statements. For example, all statements we make relating to our clinical trial plans and milestones, including the timing of data from our monotherapy and combination cohorts for our phase 1/2 clinical trial of CYT-0851, our expectation of reaching the drug candidate nomination phase for our drug discovery projects, our plans to nominate additional targets from our synthetic lethality platform, and our cash runway, are forward looking statements.

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

• The impact of COVID-19 in the United States and other countries may adversely affect our business and the market price of our common stock.

• Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$153,890	$189,723
Prepaid expenses and other current assets	3,458	3,354
Total current assets	$157,348	$193,077
Property and equipment, net	1,869	2,055
Other assets	2,479	256
Total assets	$161,696	$195,388
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$1,666	$1,785
Accrued expenses and other current liabilities	4,150	5,726
Total current liabilities	$5,816	$7,511
Deferred rent, net of current portion	—	384
Other long term liabilities	1,847	201
Total liabilities	$7,663	$8,096
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 40,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 280,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 35,438,912 and 35,389,453 shares issued as of September 30, 2022 and December 31, 2021, respectively; 35,354,141 and 35,219,834 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	283,319	279,310
Accumulated deficit	(129,321)	(92,053)
Total stockholders’ equity	154,033	187,292
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$161,696	$195,388

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts) (unaudited)	2022	2021	2022	2021
Operating expenses:
Research and development	$8,272	$8,205	$27,154	$22,704
General and administrative	3,487	3,547	10,963	7,693
Total operating expenses	11,759	11,752	38,117	30,397
Loss from operations	(11,759)	(11,752)	(38,117)	(30,397)
Other income (expense):
Other income (expense)	714	48	849	86
Total other income (expense)	714	48	849	86
Net loss	$(11,045)	$(11,704)	$(37,268)	$(30,311)
Net loss per share—basic and diluted	$(0.31)	$(0.33)	$(1.06)	$(2.13)
Weighted-average common stock outstanding—basic and diluted	35,329,137	35,062,900	35,283,454	14,229,834

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

	Redeemable convertible preferred stock

	Series A		Series B		Series C		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance At December 31, 2020	5,817,996	$5,696	55,200,000	$51,715	—	$—	2,044,284	$2	$1,894	$(49,927)	$(48,031)
Exercise of common stock options	—	—	—	—	—	—	49,235	—	154	—	154
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $345	—	—	—	—	21,784,885	79,655	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	172,640	—	196	—	196
Stock-based compensation expense	—	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	—	(7,312)	(7,312)
Balance At March 31, 2021	5,817,996	$5,696	55,200,000	$51,715	21,784,885	$79,655	2,266,159	$2	$2,732	$(57,239)	$(54,505)
Exercise of common stock options	—	—	—	—	—	—	15,987	—	40	—	40
Vesting of early exercised options	—	—	—	—	—	—	131,861	—	150	—	150
Initial public offering, net of underwriting discounts, commissions and offering costs	—						7,400,000	7	121,620		121,627
Conversion of convertible preferred stock into common stock upon initial public offering	(5,817,996)	(5,696)	(55,200,000)	(51,715)	(21,784,885)	(79,655)	24,290,875	25	137,041		137,066
Stock-based compensation expense	—	—	—	—	—	—	—	—	772	—	772
Net loss	—	—	—	—	—	—	—	—	—	(11,295)	(11,295)
Balance At June 30, 2021	—	$—	—	$—	—	$—	34,104,882	$34	$262,355	$(68,534)	$193,855
Exercise of common stock options	—	—	—	—	—	—	13,407	—	15	—	15
Vesting of early exercised options	—	—	—	—	—	—	101,604	—	110	—	110
Initial public offering, net of underwriting discounts, commissions and offering costs	—						885,644	1	14,493		14,494
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,072	—	1,072
Net loss	—	—	—	—	—	—	—	—	—	(11,704)	(11,704)
Balance At September 30, 2021	—	$—	—	$—	—	$—	35,105,537	$35	$278,045	$(80,238)	$197,842

	Redeemable convertible preferred stock
	Series A		Series B		Series C		Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance At December 31, 2021	—	$—	—	$—	—	$—	35,219,834	$35	$279,310	$(92,053)	$187,292
Exercise of common stock options	—	—	—	—	—	—	19,575	—	19	—	19
Vesting of early exercised options	—	—	—	—	—	—	32,605	—	39	—	39
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,255	—	1,255
Net loss	—	—	—	—	—	—	—	—	—	(14,102)	(14,102)
Balance At March 31, 2022	—	$—	—	$—	—	$—	35,272,014	$35	$280,623	$(106,155)	$174,503
Exercise of common stock options	—	—	—	—	—	—	4,398	—	5	—	5
Vesting of early exercised options	—	—	—	—	—	—	26,732	—	32	—	32
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,365	—	1,365
Net loss	—	—	—	—	—	—	—	—	—	(12,121)	(12,121)
Balance At June 30, 2022	—	$—	—	$—	—	$—	35,303,144	$35	$282,025	$(118,276)	$163,784
Exercise of common stock options	—	—	—	—	—	—	6,112	—	7	—	7
Vesting of early exercised options	—	—	—	—	—	—	25,511	—	30	—	30
Issuance of common stock under ESPP							19,374	—	64	—	64
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,193	—	1,193
Net loss	—	—	—	—	—	—	—	—	—	(11,045)	(11,045)
Balance At September 30, 2022	—	$—	—	$—	—	$—	35,354,141	$35	$283,319	$(129,321)	$154,033

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

	Nine Months Ended September 30,
(in thousands) (unaudited)	2022	2021
Cash flows from operating activities:
Net loss	$(37,268)	$(30,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	498	339
Stock-based compensation	3,813	2,332
Non-cash lease expense	551	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(179)	(3,204)
Other assets	—	61
Accounts payable	(119)	1,587
Accrued expenses and other current liabilities	(2,912)	2,806
Other long term liabilities	1	(1)
Deferred rent	—	(24)
Net cash used in operating activities	$(35,615)	$(26,415)
Cash flows from investing activities:
Purchases of property and equipment	(312)	(686)
Net cash used in investing activities	$(312)	$(686)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	79,655
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs of $12,412	—	136,121
Proceeds from issuance of common stock under ESPP	64	—
Proceeds from exercise of stock options	31	209
Net cash provided by financing activities	$95	$215,985
Net (decrease) increase in cash, cash equivalents, and restricted cash	(35,832)	188,884
Cash, cash equivalents and restricted cash at beginning of period	189,979	11,194
Cash, cash equivalents and restricted cash at end of period	$154,147	$200,078
Supplemental disclosure of cash flows
Property and equipment purchases in accounts payable	$—	$—

Supplemental disclosure of noncash financing activities
Vesting of early exercised options	$101	$456
Initial public offering costs included in accounts payable and accrued expenses	$—	$608
Conversion of preferred stock to common stock upon initial public offering	$—	$137,066

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$153,890	$199,822
Restricted cash (included in other assets)	257	256
Total cash, cash equivalents, and restricted cash	$154,147	$200,078

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

Liquidity

The Company has incurred net operating losses since inception and has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the issuance of common stock in the IPO. As of September 30, 2022, the Company had cash and cash equivalents of $153.9 million and an accumulated deficit of $129.3 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company expects that its cash and cash equivalents as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are available to be issued.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2022, and the condensed consolidated statements of operations, statements of redeemable convertible preferred stock and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 and condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

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

3. Fair value measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		September 30, 2022
Assets:	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)		Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$153,678	$153,678		$—		$—
Total assets	$153,678	$153,678	$		$

		December 31, 2021
Assets	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$189,488	$189,488	$—	$—
Total assets	$189,488	$189,488	$—	$—

During the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of its standard checking accounts and money market funds, are based on quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid research and development expenses	$1,524	$1,549
Prepaid insurance	1,512	1,397
Payroll tax credit	17	38
Prepaid other	405	370
Total	$3,458	$3,354

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory and computer equipment	$1,846	$1,541
Leasehold improvements	1,675	1,668
Total property and equipment	3,521	3,209
Less: accumulated depreciation and amortization	(1,652)	(1,154)
Property and equipment, net	$1,869	$2,055

For the three months ended September 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development expenses	$934	$3,448
Accrued compensation	1,920	1,660
Accrued other	396	618
Operating lease liabilities	900	—
Total accrued expenses and other current liabilities	$4,150	$5,726

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

As of September 30, 2022 and December 31, 2021, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	September 30,	December 31,
	2022	2021
Options to purchase common stock	3,659,788	2,778,963
Remaining shares reserved for future issuance	5,644,236	5,670,560
Total	9,304,024	8,449,523

8. Stock-based compensation

2012 Stock Incentive Plan

The Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”) in February 2016 pursuant to which the Company can issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciate rights shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price may be less than fair market value if the stock award is granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of the Company. The maximum term of options granted under the 2012 Plan is ten years, and stock options typically vest over a four-year period. The Board may assign vesting terms to the stock option grants as deemed appropriate. The Company also has the right of refusal to purchase any proposed disposition of shares issued under the 2012 Plan. The 2012 Plan allows for early exercise of all stock option grants if authorized by the Board at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees may accelerate vesting in the event of a change of control of the Company unless assumed or substituted by the acquirer or surviving entity. The 2012 Plan has been subsequently amended and provides for the issuance of up to 6,941,421 shares of common stock as of September 30, 2022, of which 2,732,632 shares of common stock remained available for future grant under the 2012 Plan upon the effectiveness of the 2021 Equity Incentive Plan (the “2021 Plan”) and were made available for future issuance under the 2021 Plan.

2021 Equity Incentive Plan

In June 2021, the Company’s board of directors adopted and the Company’s stockholders approved the 2021 Plan, which became effective immediately prior to the effectiveness of the registration statement for the initial public offering. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the 2021 Plan, the number of shares of common stock reserved for issuance under the 2021 Plan was 5,932,632, which represents 3,200,000 shares along with 2,732,632 shares of common stock reserved for issuance under the 2012 Plan that remained available for grant under the 2012 Plan immediately prior to the effectiveness of the 2021 Plan. Shares of the Company's common stock subject to outstanding awards granted under the 2012 Plan that expire unexercised or are terminated, surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will become available for issuance under the 2021 Plan. Upon adoption of the 2021 Plan, the Company ceased the grant of additional awards under the 2012 Plan. The 2021 Plan includes an "evergreen" provision, which provides for an annual increase to be added on January 1st of each year beginning in 2022 and continuing through and including 2031 by the lesser of (i) 5% of the number of shares of Stock outstanding as of such date and (ii) an amount determined by the board of directors. On January 1, 2022, the number of shares of Common Stock reserved and available for issuance under the 2021 Plan increased by 884,585 shares.

At September 30, 2022, 5,644,236 shares of common stock remained available for future grant under the 2021 Plan.

2021 Employee Stock Purchase Plan

In June 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the initial public offering. The ESPP is administered by the compensation committee of the Company’s board of directors, except that the Company’s board of directors may at any time act as the administrator of the ESPP. The ESPP provides participating employees with the opportunity to purchase shares of common stock, with an initial aggregate share pool of 300,000 shares of common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year beginning in 2022 and continuing through and including 2031 by the least of (i) 1% of the number of shares of Stock outstanding as of such date, (ii) 600,000 shares of Stock and (iii) the number of shares of Stock determined by the Company’s board of directors on or prior to such date for such year, up to a maximum of 6,300,000 shares in the aggregate.

The ESPP allows eligible employees to authorize payroll deductions of between 1% and 15% of their regular base salary or wages to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period, subject to certain limitations contained in the ESPP. Participating employees will purchase shares of the Company's common stock at a discount of 15% on the lesser of the closing price of the Company's common stock on the Nasdaq Global Select Market (i) on the first trading day of the offering period or (ii) the last trading day of the offering period. The Company utilizes the Black Scholes option pricing model to compute the fair market value of the shares subject to outstanding options under the ESPP and compensation expense is recognized over the offering period.

Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions in accordance with the terms of the ESPP. At the end of each offering period, accumulated payroll deductions are used to purchase the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or reduce contributions to the ESPP during an offering period. If the participant elects to withdraw during an offering period, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw during an offering period, the participant may not re-enroll in the current offering but may elect to participate in future offerings, subject to the terms of the ESPP. Only whole shares of the Company may be purchased under the ESPP.

The Company issued 19,374 common shares under the ESPP during the nine months ended September 30, 2022 at an average price per share of $3.32. Cash received from purchases under the ESPP for the nine months ended September 30, 2022 was $0.1 million. The Company recognized $0.1 million of compensation expense for the ESPP during the nine months ended September 30, 2022.

Early exercise of unvested stock options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in long-term liabilities on the condensed consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of September 30, 2022 and December 31, 2021, there were 84,771 and 169,919 unvested shares related to early exercises of stock options, respectively.

Stock option valuation

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	September 30, 2022	December 31, 2021
Risk-free interest rate range	1.89-3.38%	0.75-1.35%
Dividend yield	0.0%	0.0%
Expected life of options (years)	6.0	5.5-6.1
Volatility rate range	92.4%-93.7%	93.6%-97.1%

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2021	2,778,963	$5.80	8.76	$17,102
Granted	1,037,159	$4.63	—	—
Exercised	(30,085)	$1.03	—	—
Forfeited or cancelled	(126,249)	$6.35	—	—
Outstanding as of September 30, 2022	3,659,788	$5.50	8.36	$752
Options vested and exercisable as of September 30, 2022	1,385,082	$5.49	7.85	$427

As of September 30, 2022, there was $8.7 million of unrecognized stock-based compensation expense related to the share-based compensation arrangements under the 2012 Plan. The Company expects to recognize this amount over a weighted-average period of 2.2 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The weighted-average grant date fair value of the Company’s stock options granted during the three months ended September 30, 2022 and 2021 was $1.78 and $15.05, respectively.

The total fair value of options vested during the three months ended September 30, 2022 and 2021 was $1.8 million and $0.6 million, respectively.

Stock-based compensation expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$505	$349	$1,393	$775
General and administrative	688	723	2,420	1,557
Total stock-based compensation expense	$1,193	$1,072	$3,813	$2,332

9. Net loss per share

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	3,659,788	2,714,532
Unvested shares from early exercises	84,771	267,835

10. Commitments and Contingencies

Legal proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2022, there were no matters which would have a material impact on the Company’s financial results.

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

The following table summarizes the presentation of the Company's operating leases on its consolidated balance sheet:

Leases	Balance sheet classification	September 30, 2022
Assets
Operating lease assets	Other assets	$2,222
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$900
Noncurrent
Operating lease liabilities	Other long term liabilities	1,746
Total lease liabilities		$2,646

The components of lease cost under ASC 842 included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022 were as follows:

		Three Months Ended	Nine Months Ended
Lease Cost	Statement of operations classification	September 30, 2022	September 30, 2022
Operating lease cost	Research and development	$143	$447
Operating lease cost	General and administrative	44	124
Variable lease cost	Research and development	100	344
Variable lease cost	General and administrative	31	96
Total lease cost		$318	$1,011

The weighted average remaining lease term and weighted average discount rate of the operating leases was 3.3 years and 5.0%, respectively, at September 30, 2022. The Company made cash payments for amounts included in the measurement of operating liabilities of $0.6 million for the nine months ended September 30, 2022.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2022 were as follows (in thousands):

Maturity of lease liabilities	Amount
2022 (excluding the nine months ended September 30, 2022)	$228
2023	910
2024	883
2025	833
2026	—
Total lease payments	2,854
Less: interest	(208)
Present value of operating lease liabilities	$2,646

In accordance with ASC 840, rent expense for the three months ended September 30, 2021 was $0.1 million.

Future minimum payments required under the lease as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Amount
2022	$899
2023	913
2024	881
2025	908
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

Our lead program, CYT-0851, an investigational monocarboxylate transporter inhibitor, or MCT inhibitor, is currently being evaluated in a phase 1/2 clinical trial as a monotherapy and in combination with standard-of-care therapy in patients with hematologic malignancies and solid tumors. Inhibiting MCT function in glycolytic cancer cells leads to an accumulation of intracellular lactate that impairs glycolysis and inhibits tumor cell growth, making MCTs an attractive target for cancer therapy. We previously reported results of the dose-escalation portion of the Phase 1/2 study of CYT-0851 up to the maximum feasible daily dose of 1200 mg and declared the maximum tolerated dose of 600 mg per day, with the recommended dose of 400 mg per day.

We are currently evaluating CYT-0851 as a monotherapy in six ongoing phase 2 expansion cohorts in patients with hematologic malignancies and solid tumors, and as a combination therapy in two ongoing phase 1 cohorts with CYT-0851 in combination with capecitabine or gemcitabine. We previously announced halting a phase 2 monotherapy cohort in multiple myeloma and a phase 1 combination cohort with CYT-0851 in combination with rituximab and bendamustine due to difficulty with enrollment from the competition in these rapidly evolving therapeutic landscapes. The current status of enrollment and expected timing for initial data from these cohorts is as follows:

Phase 2 Monotherapy Cohorts	Enrollment Status	Expected Timing for Initial First Stage Data
Sarcoma	Complete	First quarter 2023
Pancreatic	Complete	First quarter 2023
Ovarian	Complete	First quarter 2023
Triple Negative Breast	Ongoing	First half 2023
Diffuse Large B-Cell Lymphoma	Ongoing	Mid-2023
Follicular Lymphoma	Ongoing	Mid-2023
Multiple Myeloma	Discontinued	Discontinued

Phase 1 Combination Dose- Escalation Cohorts	Enrollment Status	Expected Timing for Safety and Early Efficacy Data
CYT-0851 + Capecitabine	Ongoing, expected completion by year end 2022	First half 2023
CYT-0851 + Gemcitabine	Ongoing, expected completion in first half 2023	First half 2023
CYT-0851 + Rituximab and Bendamustine	Discontinued	Discontinued

In August 2022, we announced our decision to pause development of CYT-1853, our next-generation investigational MCT inhibitor, and postpone the filing of an Investigational New Drug application while we continue to evaluate the clinical results of the ongoing studies with CYT-0851. Accordingly, we have prioritized our resources on advancing CYT-0851 in the clinic and on our discovery research efforts to expand the company’s synthetically lethal preclinical pipeline.

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

Since our inception in 2012, we have focused primarily on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of novel therapeutics. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and have raised an aggregate of approximately $141.0 million of gross proceeds from the sale of redeemable convertible preferred stock and approximately $149.1 million of gross proceeds from the sale of common stock in our initial public offering, as of September 30, 2022.

We have incurred significant operating losses since inception, including net losses of $11.0 million and $37.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 and December 31, 2021 we had an accumulated deficit of $129.3 million and $92.1 million, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we:

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

As of September 30, 2022, we had cash and cash equivalents of $153.9 million. We believe that our existing cash and cash equivalents as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

COVID-19 business update

In response to the ongoing COVID-19 pandemic, we implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our clinical trials. Our work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. The extent of future impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic and its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While we have experienced limited financial impacts to date, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition and results of operations ultimately could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our clinical development plans.

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$8,272	$8,205	$67
General and administrative	3,487	3,547	(60)
Total operating expenses	11,759	11,752	7
Loss from operations	(11,759)	(11,752)	(7)
Other income(expense):
Other income(expense)	714	48	666
Total other income(expense)	714	48	666
Net loss	$(11,045)	$(11,704)	$659

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by program:
MCT inhibitor programs	$3,122	$5,356	$(2,234)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	3,207	2,304	903
Other expenses	1,943	545	1,398
Total research and development expenses	$8,272	$8,205	$67

Research and development expenses for the three months ended September 30, 2022 were $8.3 million, which increased by $0.1 million from $8.2 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily attributable to the following:

•
a $0.9 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount;
•
a $1.4 million increase in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts; and
•
a $2.2 million decrease in costs related to our monocarboxylate transporter, or MCT, inhibitor programs driven by decreased costs in external research activities, partially offset by increased costs related to our ongoing clinical trial.

General and administrative expenses

General and administrative expenses were $3.5 million for both the three months ended September 30, 2022 and 2021. Overall offsetting change was primarily attributable to the following:

•
a $0.2 million increase in personnel costs, including stock-based compensation expense; and
•
a $0.2 million decrease in general and administrative expenses, including insurance and professional services.

Total other income

Total other income for the three months ended September 30, 2022 was $0.7 million, which increased by $0.7 million from an immaterial amount for the three months ended September 30, 2021. The increase in other income was attributable to higher interest rates on our cash equivalents, which are primarily invested in money market funds.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$27,154	$22,704	$4,450
General and administrative	10,963	7,693	3,270
Total operating expenses	38,117	30,397	7,720
Loss from operations	(38,117)	(30,397)	(7,720)
Other income(expense):
Other income(expense)	849	86	763
Total other income(expense)	849	86	763
Net loss	$(37,268)	$(30,311)	$(6,957)

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Direct research and development expenses by program:
MCT inhibitor programs	$12,699	$14,038	$(1,339)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	9,311	5,912	3,399
Other expenses	5,144	2,754	2,390
Total research and development expenses	$27,154	$22,704	$4,450

Research and development expenses were $27.2 million for the nine months ended September 30, 2022, which increased by $4.5 million from $22.7 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily attributable to the following:

•
a $3.4 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount;
•
a $2.4 million increase in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts; and
•
a $1.3 million decrease in costs related to our MCT inhibitor programs driven by decreased costs in external research activities, partially offset by increased costs related to our ongoing clinical trial.

General and administrative expenses

General and administrative expenses were $11.0 million for the nine months ended September 30, 2022, which increased by $3.3 million from $7.7 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•
a $1.8 million increase in personnel costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $1.5 million increase in general and administrative expenses, including insurance, facilities and IT services.

Total other income

Total other income for the nine months ended September 30, 2022 was $0.8 million, which increased by $0.7 million from $0.1 million for the nine months ended September 30, 2021, and consists primarily of interest income. The increase in interest income is attributable to higher interest rates on our cash equivalents, which are primarily invested in money market funds.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of our common stock in our IPO. From inception through September 30, 2022, we have raised an aggregate of approximately $141.0 million from the sale of redeemable convertible preferred stock and $136.1 million in net proceeds from the sale of our common stock with the completion of the IPO.

Funding requirements

As of September 30, 2022, our cash and cash equivalents on hand were $153.9 million. We believe that our existing cash and cash equivalents as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(35,615)	$(26,415)
Net cash used in investing activities	(312)	(686)
Net cash provided by financing activities	95	215,985
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,832)	$188,884

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $35.6 million, compared to $26.4 million for the same period in 2021. Significant factors in the $9.2 million increase in net cash used in operating activities include:

•
an increase in net loss of $7.0 million due to an increase in research and development expense of $4.5 million and an increase in general and administrative expenses of $3.3 million offset by an increase of total other income of $0.7 million;
•
a decrease in the net change in our net operating assets and liabilities of $4.5 million, primarily due to a $5.7 million decrease in accrued expenses and other current liabilities, $1.7 million decrease in accounts payable and $0.1 million decrease in other assets offset by a $3.0 million increase in prepaids and other current assets; and
•
offset by an increase in non-cash charges of $2.3 million, consisting of increases in stock-based compensation expense of $1.5 million, lease expense of $0.6 million, and depreciation expense of $0.2 million.

Investing activities

Net cash used in investing activities was $0.3 million for both the nine months ended September 30, 2022 and 2021 and resulted from our purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2022 , consisting of proceeds from issuance of common stock under ESPP.

Net cash provided by financing activities was $216.0 million for the nine months ended September 30, 2021, consisting of $136.6 million of net proceeds from issuance of common stock upon initial public offering, $79.7 million of net proceeds from the issuance of Preferred Stock and $0.2 million from stock option exercises offset by $0.5 million payment of initial public offering costs.

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

We will remain an EGC until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our primary exposure to market risk is interest rate sensitivity, which is impacted by changes to the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents and restricted cash of $154.1 million and $190.0 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2022 and December 31, 2021, we had no debt outstanding, and therefore we are not subject to interest rate risk related to debt.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Vice President, Finance (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclose by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cyteir Therapeutics, Inc.

Date: November 7, 2022	By:	/s/ Markus Renschler
Markus Renschler, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ David Gaiero
David Gaiero
Vice President, Finance and Treasurer (Principal Financial Officer)