Form 10-K
period 2022-12-31
Cyteir Therapeutics, Inc.
filed 2023-03-23
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2022, was $69,456,355.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2023 was 35,646,971.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. The words “believe,” “may,” “will,” "estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We include forward-looking information in our discussion of the following, among other topics, the initiation, timing, progress and results of our current and future clinical trials, including disclosing preliminary data from our CYT-0851 combination cohorts with capecitabine and gemcitabine in mid-2023, advancing CYT-0851 into one or more expansion cohorts in 2023, and advancing CYT-0851 into a randomized phase 2 clinical trial with registrational intent in platinum resistant ovarian cancer in 2024; our plans to further develop CYT-0851 in combination with capecitabine or gemcitabine; our intent to enter into strategic collaborations; our expectations regarding the potential market size and patient populations for CYT-0851; our plans to develop the manufacturing processes for our drug products; and our estimates regarding expenses, future revenue, capital requirements and needs for additional financing. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements.

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

•
Our announced strategic prioritization and workforce reduction may not result in CYT-0851 being successfully advanced, may not result in anticipated savings, and may disrupt our business, and we may pursue additional strategic alternatives.
•
We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
•
We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•
We need substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate our CYT-0851 program or future commercialization efforts.
•
We have never successfully completed any clinical trials, and we may be unable to do so for CYT-0851 or any future drug candidates we develop.
•
Our clinical trials may fail to demonstrate adequately the safety and efficacy of CYT-0851 or any future drug candidates, which would delay or prevent further clinical development of those candidates, or prevent marketing approval from FDA or similar regulatory authorities.
•
We are developing CYT-0851 for use in combination with other therapies, which exposes us to additional risks.
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the development of CYT-0851, an oral investigational drug that inhibits monocarboxylate transporters.

CYT-0851 is an investigational monocarboxylate transporter inhibitor, or MCT inhibitor, initially evaluated in a phase 1/2 study to treat patients with hematologic malignancies and so1lid tumors as a monotherapy and in combination with standard of care therapies. Inhibiting MCT function in glycolytic cancer cells leads to an accumulation of intracellular lactate that impairs glycolysis and inhibits tumor cell growth, making MCTs an attractive target for cancer therapy.

In January 2023, we reported encouraging preliminary clinical activity in a small number of patients observed in the phase 1 dose-escalation cohort with CYT-0851 in combination with capecitabine in advanced ovarian cancer. In this combination dose-escalation cohort, we enrolled a total of thirteen patients at dose levels of 100 mg to 400 mg of CYT-0851, which included five patients with advanced ovarian cancer. Based on preliminary data for these five patients, we observed one confirmed partial response, two disease stabilizations and two patients that were non-evaluable. Overall, CYT-0851 was generally well tolerated. At the highest tested dose, no dose-limiting toxicities were observed. Based on these results, we determined that 400 mg of CYT-0851 was the recommended phase 2 dose in combination with capecitabine, and we expanded enrollment in the CYT-0851 and capecitabine combination cohort to enroll additional patients with advanced ovarian cancer. Enrollment is ongoing and we expect to disclose data from these additional patients in mid-2023. If the data from these additional patients further support our focus on ovarian cancer, we intend to add a phase 2 expansion cohort of this combination and, if warranted, pursue further development and potential registration of CYT-0851 in combination with capecitabine as an all-oral treatment for platinum resistant ovarian cancer.

We also continue to evaluate CYT-0851 in combination with gemcitabine in phase 1 dose-escalation cohorts, and we expect to disclose preliminary results from these cohorts in mid-2023. In January 2023, we announced the suspension of enrollment in the CYT-0851 Phase 2 monotherapy cohort due to insufficient activity observed with CYT-0851 alone.

In addition to prioritizing CYT-0851 development as a potential combination therapy to treat advanced ovarian cancer, we deferred all other research and development activities and reduced our headcount by approximately 70%. We expect to have no more than 15 employees by April 1, 2023.

CYT-0851

CYT-0851 is an investigational MCT inhibitor, proposed for the treatment of cancer patients with solid tumors. In preclinical studies, CYT-0851 has demonstrated potent anti-tumor activity, cancer cell selectivity, and favorable safety and pharmacokinetic profiles that support its potential as a novel therapy that could address the serious unmet need in multiple cancers. MCTs are membrane transporters of monocarboxylated biomolecules such as lactate, pyruvate, and ketone bodies and are frequently upregulated in cancer cells as part of the tumor metabolic reprogramming phenomenon. Metabolic reprogramming has been recognized as a hallmark of cancer, enabling tumor cells to survive and out-compete normal cells for the available oxygen, glucose, and other nutrients required to support increased cell proliferation, facilitate metastasis, and avoid anti-tumor immunity. This phenomenon involves a shift in tumor cell bioenergetics to increased utilization of glycolysis, leading to the production of large amounts of lactate from glucose. The export of intracellular lactate is predominately accomplished by passive transport through cell surface-expressed MCTs. CYT-0851 disrupts lactate transport and glycolysis via inhibition of MCT1 activity and this inhibitory activity correlates with its anti-cancer activity across a panel of cancer cell lines. By disrupting lactate transport in glycolytic cancer cells, CYT-0851 has the potential to become an effective treatment for multiple cancers.

To expand the potential therapeutic benefit of CYT-0851 as a combination therapy, we have preclinically evaluated the effects of combining it with chemotherapies that are currently used to treat patients with both hematologic and solid tumor cancers. In vitro combination studies demonstrated synergy (as shown in the figures below) or additive effects when CYT-0851 was combined with antimetabolite or alkylating chemotherapy agents including gemcitabine and 5-Fluorouracil, or 5-FU. Capecitabine is an orally administered systemic prodrug of 5’-deoxy-5-fluorouridine (5’-DFUR) which is converted to 5-FU, and can be considered as an oral form of 5-FU. Combination effects have been shown in pancreatic, colorectal and non-Hodgkin lymphoma cell lines. These observations were consistent with our hypothesis that by inhibiting lactate transport in glycolytic cells and thereby disrupting glycolytic flux and biomolecule availability, particularly nucleotide pools, CYT-0851 may augment the activity of nucleotide biosynthesis-targeting anti-metabolite therapies.

In vitro, CYT-0851 has demonstrated synergy with 5-FU in pancreatic cancer cell lines. As shown below, CYT‑0851 significantly improved the cytotoxic effects of 5-FU in the PANC 04.03 pancreatic cell line.

CYT-0851 Demonstrates Combination Benefit with 5-Fluorouracil in Pancreatic Cell Line

Panc04.03 (pancreatic)
Cell Growth (%)
100
50
0
Control (DMSO)
CYT-0851
5-FU
CYT-0851 + 5-FU

In vitro, CYT-0851 has demonstrated synergy with gemcitabine in colorectal and pancreatic cancer. As shown below, CYT-0851 significantly improved the cytotoxic effects of gemcitabine in the HCT116 colorectal cell line.

CYT-0851 Demonstrates Combination Benefit with Gemcitabine in Colorectal Cell Line

HCT116 (colorectal)
Cell Growth (%)
100
50
0
Control (DMSO)
CYT-0851
GEM
CYT-0851 + GEM

CYT-0851 Clinical Development

We efficiently and expeditiously advanced CYT-0851 into the clinic with a development strategy designed to support the potential regulatory approval for treatment of patients with certain hematologic malignancies or solid tumors. We initially evaluated CYT-0851 as a monotherapy in a phase 1 dose-escalation cohort.

The primary objectives of the phase 1 dose-escalation trial with CYT-0851 were to determine the recommended phase 2 dose, determine the maximum tolerated dose, or MTD, and to evaluate safety and tolerability. Key secondary objectives included determination of the pharmacokinetic parameters, optimal dosing regimen and preliminary anti-tumor activity. As presented at the Annual Meeting of the American Society of Oncology in 2022, using an April 13, 2022 data cutoff, 80 patients were enrolled across 12 dose-escalation cohorts from 30 mg to 1200 mg total daily dose. Eighty patients were evaluable for safety and 65 patients were evaluable for efficacy. The maximum tolerated dose was determined to be 600 mg once a day for both solid tumors and hematologic malignancies. The recommended phase 2 dose was determined to be 400 mg once a day, a convenient and potentially commercially attractive schedule.

In solid tumors, 45 patients were response evaluable and one unconfirmed partial response, or PR, was achieved in a patient with soft-tissue sarcoma who was treated for almost 11 months. Nineteen patients (42%) had stable disease and 12 patients (27%) had a decrease in target lesion size for an overall disease control rate of 44%. Stable disease (42%) was seen in patients with soft-tissue sarcoma, head and neck squamous cell, pancreatic, ovarian, and breast cancers.

In hematologic cancers, 18 patients with non-Hodgkin lymphoma were response evaluable. Responses were seen in patients with follicular lymphoma (one complete response, or CR, and one PR) and diffuse large B-cell lymphoma (one PR). Three patients with follicular lymphoma, one patient with diffuse large B-cell lymphoma and one patient with hairy-cell leukemia achieved stable disease. Patients responding to CYT-0851 exhibited a durable clinical benefit as evidenced by the more than 18 months of treatment in the patient with follicular lymphoma who achieved a CR.

CYT-0851 has exhibited a generally well tolerated safety profile with 42% of patients reporting no treatment related adverse events, or TRAEs. At the recommended phase 2 dose or below, no patient discontinued therapy for TRAEs and the most common TRAEs observed in at least 10% of patients were fatigue (18%), alopecia (14%), nausea (11%), and hyperuricemia (10%). The dose limiting toxicity was reversible metabolic acidosis, consistent with the mechanism of action of the drug.

Preliminary pharmacokinetic analyses of CYT-0851 demonstrated approximately dose-proportional systemic exposure. A mean plasma effective half-life of approximately three days supported transition from twice-daily to once-daily administration. Furthermore, the minimum exposure projected to be clinically active, based on preclinical studies, was reached at 90 mg total daily dose.

CYT-0851 Monotherapy Studies

Based on the tolerability and preliminary efficacy signals in our phase 1 monotherapy dose-escalation cohorts with CYT-0851, we moved into seven phase 2 expansion monotherapy cohorts in patients with hematologic malignancies and solid tumors.

In January 2023, we announced that enrollment in our phase 2 monotherapy cohorts was suspended due to insufficient observed activity or enrollment. We enrolled a total of 44 patients in these cohorts with hematologic malignancies (diffuse large B-cell malignancies, follicular lymphoma and multiple myeloma) or solid tumors (sarcoma, pancreatic, ovarian and triple negative breast). Preliminary unaudited results showed that no patients achieved a partial response and 31% achieved disease control with stable disease. CYT-0851 was generally well-tolerated and preliminary data shows that the most common treatment related adverse events in the phase 2 monotherapy cohorts observed in more than 10% of patients were fatigue (21%), and nausea (16%), consistent with the safety data from the phase 1 dose-escalation cohorts.

In addition to the monotherapy evaluation, supported by preclinical evidence and a safety profile that showed non-overlapping adverse events with the chosen standard of care treatments, we initiated phase 1 dose-escalation cohorts with CYT-0851 in combination with standard of care therapies, with the status of these cohorts as follows:

Phase 1 Combination Dose- Escalation Cohorts	Status
CYT-0851 + Capecitabine	Dose-escalation complete. Recommended phase 2 dose (RP2D) is 400 mg daily. Enrolling additional patients with ovarian cancer at the RP2D..
CYT-0851 + Gemcitabine	Dose-escalation ongoing, expected to be completed by mid-2023
CYT-0851 + Rituximab and Bendamustine	Enrollment incomplete – discontinued due to changing treatment landscape

In our phase 1 CYT-0851 and capecitabine combination dose-escalation cohort, we enrolled a total of thirteen patients at dose levels of 100 mg to 400 mg of CYT-0851, which included five patients with advanced ovarian cancer. At the time of our preliminary results announced in January 2023, we received data that two patients with ovarian cancer reached a partial response with the CYT-0851 (at doses of 300 mg and 400 mg per day, respectively) and capecitabine combination, but upon further data validation and confirmation, it was determined that only one patient had reached a confirmed partial response and the other patient reached stable disease. As a result, of the five patients with advanced ovarian cancer in the CYT-0851 and capecitabine combination dose-escalation cohorts, we observed one confirmed partial response and two stable diseases, and two patients were non-evaluable for response. CYT-0851 in combination with capecitabine was generally well tolerated and preliminary data shows that the most common TRAEs observed in at least 10% of patients in the phase 1 capecitabine combination therapy cohorts were fatigue (21%), and nausea, decreased appetite, dry skin, mucosal inflammation, and maculopapular rash (each at 14%).

Based on the dose-escalation results, the recommended phase 2 dose of CYT-0851 in combination with capecitabine is 400 mg, which was the maximum tested dose, and we are enrolling up to an additional nine patients with advanced ovarian cancer at the recommended phase 2 dose. We expect to disclose data from these additional patients and the patients treated in the CYT-0851 and capecitabine dose-escalation cohorts in mid-2023. If warranted, we plan to enroll a 20-30 patient phase 2 expansion cohort in platinum resistant ovarian cancer in the ongoing phase 1/2 trial. At the completion of the expansion cohort, if warranted by the totality of the phase 1/2 ovarian cancer patient data and subject to FDA agreement, we seek to initiate a randomized phase 2 clinical trial with registrational intent in platinum resistant ovarian cancer with the CYT-0851 and capecitabine combination in 2024.

The phase 1 CYT-0851 and gemcitabine combination dose-escalation cohort was designed to evaluate the combination of CYT-0851 and gemcitabine in up to four cohorts from 100 mg to 400 mg in patients with solid tumors, including breast, pancreatic, ovarian, head and neck cancer, and soft tissue sarcoma. We have declared 100 mg and 200 mg dose levels as tolerable, with the 300 mg cohort ongoing. We expect to determine the maximum tolerated dose and/or the recommended phase 2 dose of CYT-0851 in combination with gemcitabine and disclose preliminary data from the CYT-0851 and gemcitabine dose-escalation cohorts in mid-2023.

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

Market opportunity in solid tumors with capecitabine and gemcitabine combination therapy

To date in our phase 1/2 clinical trial of CYT-0851, we have observed responses in the dose-escalation cohorts of CYT-0851 with capecitabine and gemcitabine. These observations are consistent with our preclinical data indicating that a subset of solid tumor cancer models, including pancreatic and breast cancer patient derived xenograft models, are sensitive to CYT-0851, and that the combination with capecitabine or gemcitabine is additive or synergistic in preclinical models. We are further evaluating the activity of CYT-0851 in patients with pancreatic and ovarian cancers, as well as soft tissue sarcomas, in the phase 1/2 combination cohorts, with a focus on patients with advanced ovarian cancer in the CYT-0851 and capecitabine combination cohort.

We currently define the initial target patient population of CYT-0851 plus capecitabine in ovarian cancer patients that are platinum resistant and have failed 2-3 prior lines of treatment. We estimate that there may be up to approximately 13,000 patients meeting these treatment criteria annually in the U.S.

The initial target patient population for CYT-0851 plus gemcitabine has not been determined. We are currently enrolling patients in the phase 1 dose-escalation cohort with breast, pancreatic, ovarian, and head and neck cancer, as well as soft tissue sarcoma.

Competition

While we believe that our technology and drug development expertise provide us with certain competitive advantages, we face competition from many pharmaceutical and biotechnology companies, as well as academic institutions that are involved in the discovery, development, and commercialization of oncology therapeutics. For the initial target patient population in platinum resistant ovarian cancer who have failed at least two prior lines of therapy, if approved, CYT-0851 will compete with currently marketed drugs and therapies, and potentially with drug candidates currently in development for the same indications, including:

•
Chemotherapy agents, such as topotecan, liposomal doxorubicin, gemcitabine, paclitaxel;
•
Monoclonal antibodies, such as bevacizumab;
•
Antibody-drug conjugates, such as mirvetuximab soravtansine-gynx;
•
Targeted therapies, such as the PARP inhibitors olaparib, niraparib, talazoparib, rucaparib;
•
Immunotherapy, such as pembrolizumab; and
•
Other therapies in development, such as luvelta (Sutro), batiraxcept (Aravive), Upifitamab Rilsodotin (Mersana), navicixizumab (Mereo/OncXerna), farletuzumab (Esai/BMS), avutometinib (Verastem), ACR-368 (Acrivon), and ZN-c3(Zentalis), and others.

Our success will be based upon our ability to advance CYT-0851 through clinical development to regulatory approval and successful commercialization. We believe that CYT-0851 has the potential to be more tolerable and more effective than competing products in our target indications in combination with standard-of-care chemotherapy. Our competitive position will also depend on our ability to attract and retain qualified personnel relative to peer companies in light of the highly competitive market for talent in the biopharmaceutical industry, to obtain and maintain patent protection or otherwise to develop proprietary products and protect and enforce our intellectual property, and to secure sufficient capital to support our research and development efforts in a way that allows us achieve our preclinical and clinical development goals relative to our competitors.

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, or are less expensive than our drug candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. Approved agents that are generic may be favored by payors and patients.

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

For CYT-0851, as of February 28, 2023, we hold three issued U.S. patents, one pending U.S. patent application, 28 issued foreign patents and 17 pending foreign patent applications directed to composition-of-matter coverage and related uses. We also hold seven pending U.S. patent applications and 35 pending foreign patent applications that provide method-of-use coverage for monotherapies or combination therapies with CYT-0851 for oncology indications. The foregoing patents and patent applications, if issued, will have statutory expiration dates between 2038 and 2043, excluding any patent term adjustments or patent term extensions that may be available.

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

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the Affordable Care Act, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019, and in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032.

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

Human Capital

As of December 31, 2022, we had 46 full-time employees. Twenty-two of our employees have M.D. or Ph.D. degrees. As of December 31, 2022, within our workforce, 35 employees were engaged in research and development and 11 were engaged in business development, finance, legal, human resources, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

In January 2023, we announced a reduction in force and termination of approximately 70% of our employees in connection with the prioritization of our CYT-0851 program and suspension of internal research. As a result, we expect to have no more than 15 employees by April 1, 2023.

Our human capital priorities and objectives include retaining and developing our staff. We seek to create and maintain a workplace with an inclusive culture that provides challenging and rewarding work, and creates the opportunity for everyone to contribute their best on behalf of patients and all stakeholders we serve. The principal purposes of our equity incentive plans are to support these objectives, and to recognize staff member performance and align it to the growth and success of the company. Share-based compensation awards and cash-based performance bonus awards are extended to selected employees, consultants and directors.

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

Risks related to our financial position and need for additional capital

Our announced strategic prioritization and workforce reduction may not result in CYT-0851 being successfully advanced, may not result in anticipated savings, and may disrupt our business, and we may pursue additional strategic alternatives.

In January 2023, we announced a strategic prioritization of clinical development of CYT-0851, a reduction in headcount by approximately 70% and a deferral of research and development in other areas. As a result of the reduction in headcount, we expect to incur expenses of approximately $2.5 million, comprising primarily employee severance and benefit costs. Our decision to strategically prioritize CYT-0851 follows preliminary clinical activity in a small number of patients observed in the phase 1 dose-escalation cohort with CYT-0851 in combination with capecitabine in advanced ovarian cancer; however, this data is preliminary and additional data may not support the early data or we may determine that, even if additional data does support the early data, the potential for the program to be clinically and commercially successful is limited, and, as a result, we may not successfully advance the CYT-0851 program. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our strategic prioritization efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the potential development progress and cost savings from the strategic prioritization and reduction in headcount, our business strategy, operating results and financial condition would be adversely affected. Our workforce reductions could yield unanticipated consequences, such as attrition beyond planned headcount reductions or disruptions in our day-to-day operations. Our strategic prioritization and workforce reduction could also harm our ability to attract and retain qualified management and development personnel who are critical to our business. If we are unable to realize the expected benefits from the strategic prioritization and reduction in headcount, we may decide to undertake additional headcount reductions or pursue other strategic alternatives, such as a liquidation and dissolution, wind down, sale, merger or other strategic transaction.

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

In addition, as a research and development stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If CYT-0851 or any future drug candidates have successful clinical trial results and are able to obtain marketing approvals, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Since our inception, we have devoted all of our efforts to research and development and initiation of clinical trials and we have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of $138.1 million. To date, we have financed our operations primarily through private placements of our preferred stock and proceeds from our initial public offering. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance ongoing and planned development of our drug candidate, CYT-0851, including enrollment of additional patient cohorts to assess tolerability and preliminary activity of CYT-0851 combinations with two standard-of-care cancer therapies;
•
pursue potential in-licensing opportunities for new assets;
•
obtain, maintain, expand, enforce, defend and protect our trade secrets and intellectual property portfolio;
•
hire additional personnel;
•
operate as a public company;
•
expand our development capabilities and operations internationally;
•
seek marketing approvals for any drug candidates that successfully complete clinical trials; and
•
ultimately, establish a sales, marketing, pharmacovigilance, medical affairs, regulatory and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing regulatory requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate our research and drug development programs or future commercialization efforts.

If we identify, acquire or in-license additional drug candidates, or continue clinical development of CYT-0851, we expect our expenses to increase in connection with our ongoing activities, particularly , in connection with clinical trials of, and seek marketing approval for, CYT-0851 or any future drug candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce, or eliminate our product development programs or future commercialization efforts.

Additional fundraising efforts, when needed, may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to advance any drug candidates. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish certain valuable rights to our intellectual property, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to obtain funding on a reasonable and timely basis, we may be required to significantly curtail, delay or discontinue our CYT-0851 program, clinical research, or the commercialization of any drug candidate, or grant rights to develop and market drug candidates that we would otherwise develop and market ourselves. We may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have never generated revenue from product sales and may never be profitable.

We are currently only in the phase 1 expansion portion of the combination therapy cohorts for the phase 1/2 clinical trial for our most advanced drug candidate, CYT-0851. We have discontinued development of CYT-0851 as a monotherapy and limited our focus on CYT-0851 in combination with capecitabine or gemcitabine. We expect that it will be many years, if ever, before CYT-0851 or any other drug candidate is ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including advancing CTY-0851 through clinical development in combination with capecitabine in ovarian cancer or gemcitabine in solid tumors, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval, and maintaining regulatory requirements while a product is on the market. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability, especially considering our limited focus of CYT-0851 as a combination therapy with capecitabine in ovarian cancer or gemcitabine in solid tumors.

Our future ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses, or NOLs, during our history and we may not achieve profitability prior to the time that certain of our NOLs expire. U.S. federal and certain state NOLs generated in years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs generated in 2018, 2019, and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in such taxable year. NOLs generated in taxable years beginning before January 1, 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not achieve profitability in the future. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration in the case of carryforwards generated prior to January 1, 2018. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Furthermore, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Our equity offerings and other changes in our stock ownership may have resulted in such ownership changes. We may also experience ownership changes in the future as a result of future shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations described above, which could potentially result in increased future tax liability to us. There is a risk that under existing tax laws, changes thereto, regulatory changes, or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation. A severe or prolonged economic downturn, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for CYT-0851 or any future drug candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the war between Russia and Ukraine and potential consequences such as sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets could also substantially disrupt the capital and credit markets. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Positive results from the clinical trials and preclinical studies of our drug candidates are not necessarily predictive of the results of later clinical trials or preclinical studies. If we cannot replicate the positive results from our clinical trials and preclinical studies of CYT-0851 or any future drug candidates in our later clinical trials preclinical studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize our drug candidates.

Any positive results from clinical trials and preclinical studies of CYT-0851 or any future drug candidates may not necessarily be predictive of the results from later clinical trials and preclinical studies. Similarly, even if we are able to complete the planned clinical trials and preclinical studies of CYT-0851 according to our current development timeline, the positive results from such trials and studies may not be replicated in subsequent trials and studies.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. These setbacks have been caused by, among other things, preclinical and other non-clinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, non-clinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or other regulatory authorities.

We are developing CYT-0851, and potentially future drug candidates, for use in combination with other therapies, which exposes us to additional risks.

We are developing CYT-0851 for use in combination with one or more chemotherapies or other oncology treatments and, in the future, may do so with other drug candidates. Combination therapies are commonly used for the treatment of cancer, and we are subject to additional risks as we develop CYT-0851 or any future drug candidates for use in combination with other drugs or for indications other than cancer. The use of CYT-0851 in combination with other cancer therapies may unmask unforeseen adverse side effects that could make further development difficult or impossible. CYT-0851 may also reduce the metabolism of other drugs by inhibiting the activity of a human liver enzyme required to metabolize other drugs, including some anti-cancer drugs, which may result in higher exposure to those drugs and potential adverse side effects. Even if any drug candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our drug candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

If the FDA or comparable foreign regulatory authorities do not approve or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, therapies we choose to evaluate in combination with any of our drug candidates, we may be unable to obtain regulatory approval of or commercialize such drug candidates in combination with these therapies.

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

If we are required to conduct additional clinical trials or other testing of CYT-0851 or any future drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of CYT-0851 or any future drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We may not be able to file INDs for any future drug candidates on the timelines we expect, if at all. Moreover, we cannot be sure that submission of an IND will result in the U.S. Food and Drug Administration, or FDA, allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials will be subject to finalizing the trial design and selection of relevant endpoints based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA for each drug candidate and, consequently, the ultimate approval and commercial marketing of each drug candidate. Even if completed, our ongoing or any future clinical trials of drug candidates may not be successful or may not generate positive clinical data.

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
•
we may elect to, or regulators, IRBs or ethics committees may require us or our investigators to, suspend or terminate clinical research for various reasons, including non-compliance with regulatory requirements, a finding that our drug candidates may have undesirable side effects or other unexpected characteristics that expose the participants to unacceptable health risks, or reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our drug candidates;
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

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for CYT-0851 or any future drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, our ability to enroll patients has been, and may continue to be significantly delayed by global events such as the COVID-19 pandemic, and we cannot know or predict the extent and scope of such delays at this point.

We have experienced, and may continue to experience, difficulties in identifying and enrolling patients as a result of competition for patients with other ongoing clinical trials, such as the challenges we faced in the enrollment of patients for treatment of lymphoma. In addition to the competitive trial environment, the eligibility criteria of our current or futures clinical trials may further limit the pool of available trial participants. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials because of the perceived risks and benefits of the drug candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason or if we are not able to enroll a sufficient number of patients who remain in the study until its conclusion, the timeline for recruiting patients, conducting studies and obtaining regulatory approval for CYT-0851 or any future drug candidates may be delayed.

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

Our clinical trials may reveal significant adverse events not seen in our preclinical or non-clinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of CYT-0851 or any future drug candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that CYT-0851 or any future drug candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of CYT-0851 or any future drug candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed.

There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials. Drug candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through non-clinical studies and initial early-stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most drug candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our drug candidates.

As is the case with many treatments for cancer, it is possible that there may be side effects associated with the use of CYT-0851 or any future drug candidates. Our phase 1/2 clinical trial for CYT-0851 includes cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of our other drug candidates will include similar patients with deteriorating health. Some of these patients may experience adverse side effects, and some patients may die during our clinical trials for various reasons, including as a result of receiving our drug candidates, because the patient’s disease is too advanced, or because the patient experiences medical problems that may not be related to our drug candidate. Even if the deaths are not related to our drug candidates, the deaths could affect perceptions regarding the safety of our drug candidate. In addition, if there is no a clear mechanism of action with respect to our drug candidates, we may find it difficult or impossible to mitigate against any adverse side effects resulting from toxicity, which could lead to developmental delays, added costs from increased safety monitoring and decreased study enrollment and difficulties in the identification of patient populations likely to benefit from our drug candidates, which could in turn lead to reduced efficacy and ultimately impact our ability to receive regulatory approval.

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

Because predictive biomarkers may be used to select patients for CYT-0851 or any future drug candidates, we believe that our success may depend, in part, on the development and commercialization of companion diagnostic tests. While we were granted an Investigational Device Exemption for use of an investigational companion diagnostic in our phase 1/2 clinical trial of CYT-0851, we have no experience in the development and commercialization of companion diagnostic tests and may not be successful in developing and commercializing appropriate companion diagnostic tests to pair with CYT-0851 or any drug candidates that receive marketing approval. Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. We have encountered and may continue to encounter difficulties in identifying biomarkers that are predictive of response to our therapies or may never identify a biomarker at all. We may not be able to develop assays that consistently measure our biomarkers in clinical trials and some biomarkers may not be able to be measured in certain tumor types precluding development in those indications. Even if our biomarkers prove effective for patient selection we may still encounter difficulties developing and obtaining regulatory approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. While our drug candidates will have their marketing applications reviewed by FDA’s Center for Drug Evaluation and Research, companion diagnostics require separate marketing applications under the primary jurisdiction of FDA’s Center for Devices and Radiological Health. This parallel jurisdiction and separate marketing applications could result in coordination issues, require additional time and effort or result in delays or failure to obtain marketing approval for either the companion diagnostic or related drug indications.

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

Synthetic lethality represents an emerging class of precision medicine targets, and negative perceptions of the efficacy, safety or tolerability of this class of targets, including any that we develop, could adversely affect our ability to conduct our business, advance CYT-0851 or any future drug candidates or obtain regulatory approvals.

Aside from PARP inhibitors, such as Lynparza, Rubraca, Zejula and Talzenna, no synthetically lethal small molecule inhibitor therapeutics have been approved to date by the FDA or other comparable regulators. Adverse events in future clinical trials of our drug candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of synthetic lethality, or other products that are perceived to be similar to synthetic lethality, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of our current program or one or more of our future programs, increased regulatory scrutiny, decreased confidence by patients and CROs in our drug candidates, and less demand for any product that we may develop. Our synthetic lethality drug candidates could result in a greater quantity of reportable adverse events or other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delays or holds by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our synthetic lethality programs, as well as our business as a whole. In addition, responses by U.S. federal or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any drug candidates or commercialize any approved products, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development of our drug candidates and commercialization of any approved products or demand for any products we may develop.

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

The market opportunities for CYT-0851 or any future drug candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small, and the incidence and prevalence for target patient populations have not been established with precision. If the market opportunities for our drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be materially and adversely affected.

Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA often approves new therapies initially only for later line use where there are not good therapeutic alternatives. When cancers are detected and require systemic treatment, these are treated with the first line therapy. This generally consists of chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these. In addition, sometimes a bone marrow transplant may also be used. If the patient’s cancer progresses or relapses, then they are given a second line or third line therapy, which can consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these, or bone marrow transplant. Generally, as patients progress through lines of therapy, the number of patients deriving benefit decreases, as does the time that the treatment controls their cancer. We are targeting a wide range of solid tumor cancer populations in our clinical trials of CYT-0851; the line of therapy we will pursue for potential registration for CYT-0851 will depend on the target disease indication and the size of benefit observed for patients receiving CYT-0851, but in most cases is likely to be positioned initially as a second or later line therapy.

We are currently evaluating the safety and tolerability of CYT-0851 in combination with standard-of-care chemotherapies in a phase 1/2 study in patients with ovarian cancer and other advanced solid tumors.

In the future, if CYT-0851 advances to earlier lines of treatment, it could potentially address additional patients annually in the U.S. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with CYT-0851, or any future drug candidates, are based on estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the treatment criteria included in the final label. Even if our drug candidates are approved for sale for these indications, acceptance by the medical community may be lower than estimated and patient access, product pricing and reimbursement may hinder sales and lead to lower sales. The number of patients with cancers and solid tumors may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional drug candidates. Due to our limited resources and access to capital, we must prioritize development of any drug candidates, which may prove to be the wrong choice and may adversely affect our business.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

CYT-0851 or any future drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are or will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any drug candidates, we must obtain marketing approval. We have not received approval to market any drug candidate from regulatory authorities in any jurisdiction. It is possible that CYT-0851 or any drug candidates we may seek to develop in the future, will never obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. It requires quality assurance and control systems that meet regulatory standards, and publishing know-how to submit the regulatory applications and gain approval. We have limited experience building quality systems and publishing new drug applications and will rely on third-party CROs and vendors to establish these controls and systems. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing processes or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our drug candidates.

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

Our business substantially depends upon the successful development of our drug candidate, CYT-0851. If we are unable to obtain regulatory approval for, and successfully commercialize CYT-0851, our business may be significantly harmed.

Our drug candidate, CYT-0851, is currently our only drug candidate in development, and as of January 2023 we have suspended all other research and development. As a result, a failure in the development of CYT-0851 would significantly harm our business and we currently have no other clinical or preclinical drug candidates in development. Accordingly, we may be required to explore other strategic alternatives, would may include dissolution, wind down, sale, merger or other strategic transactions, including potential in-licenses for other assets.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In late January 2023, the United States announced that it would allow the COVID-19 public health emergency declaration to expire on May 11, 2023, indicating an expectation that regulatory agencies like the FDA would transition back to more standard operating procedures following that date. It remains unclear, however, how quickly FDA will be able to return to its pre-COVID levels of productivity.

If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have an adverse effect on our business.

Risks related to the commercialization of our drug candidates

We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that CYT-0851 is also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make CYT-0851 or any future drug candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our drug candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our drug candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

We anticipate that we will continue to face intense and increasing competition as new treatments enter the market and advanced technologies become available. Our competitors may be currently developing, or may in the future develop, products that are equally or more effective or are more economically attractive than any of our current or future drug candidates. Competing products may gain faster or greater market acceptance than our products, if any, and medical advances or rapid technological development by competitors may result in our drug candidates becoming non-competitive or obsolete before we are able to recover our research and development and commercialization expenses. If we or our drug candidates do not compete effectively, it may have an adverse effect on our business, financial condition and results of operations.

Our estimates for potentially addressable patient populations presented in this Annual Report on Form 10-K are subject to inherent challenges and uncertainties. If we have overestimated the sizes of the potentially addressable patient populations or the various markets in which we operate or plan to operate, our future growth opportunities may be limited.

Our estimates for potentially addressable patient populations presented in this Annual Report on Form 10-K are calculated based on a combination of third-party estimates, our internal estimates and management’s experience. Accordingly, they are subject to uncertainty and are based on assumptions that may not prove to be accurate. In particular, we calculated our estimates for potentially addressable patient populations based on, among other parameters, the annual incidence of our target indications. The information for these parameters is derived from a combination of third-party reports and management assessment, and is subject to significant assumptions and estimates, which may change or prove to be inaccurate. While we believe the information and assumptions on which we base our estimates for potentially addressable patient populations are reasonable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report on Form 10-K. If third-party or internally generated data prove to be inaccurate, or if we make errors in our assumptions based on that data, our future growth opportunities may be different from our expectations. Moreover, if our estimates for potentially addressable patient populations, or the size of any of the various markets in which we operate or plan to operate, prove to be inaccurate, there could be an adverse effect on our prospects. If we ultimately use one or more biomarkers to select patients for future trials, our addressable market estimates may change and may be smaller than our current estimates.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications among many potential options. Currently, we are focusing our resources on the development of CYT-0851 in combination with capecitabine or gemcitabine. As a result, we have foregone and may never pursue opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on CYT-0851 or any future drug candidates may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate. Any such event could have an adverse effect on our business, financial condition, results of operations, and prospects.

We currently have no marketing and sales organization and have no experience as a company in marketing products. Failure to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our drug candidates, if approved, would impair our ability to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. If we commercialize any drug candidates, we will need to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

We are highly dependent on Markus Renschler, M.D., our President and Chief Executive Officer. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. These risks have increased since our workforce reduction implemented in January 2023, and our workforce reduction increased the risk that we will lose technical know-how or other trade secrets as experienced personnel depart.

Despite our efforts to retain Dr. Renschler and other valuable employees, members of our management and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice.

Because of the specialized nature of our business, our ability to develop drug candidates largely depends upon our ability to attract, retain and motivate highly qualified managerial and other key personnel. If we are unable to retain the services of one or more of the principal members of senior management or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biopharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package to attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business.

Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of the development programs of our drug candidates.

Our internal computer systems and those of our current and future CROs and other vendors, contractors and consultants are vulnerable to damage from data breaches, computer viruses, cybersecurity threats (such as denial-of-service attacks, cyber-attacks, cyber-intrusions, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. As we become more dependent on information technologies to conduct our operations, such incidents, including deliberate attacks and attempts to gain unauthorized access to such computer systems and networks, may increase in frequency and sophistication. Further, we do not have any control over the operations of the facilities or technology of our vendors, including any vendors that collect, transmit, store and otherwise process personal information on our behalf. Our and our vendors’ systems, servers and platforms are vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect. For example, while we have not experienced any such material system failure or security breach at our company to date, one of our clinical-trial CROs had an incident but had adequate mechanisms to recover all of our data. Such a security breach and related interruptions in our operations or the operations of one of our CROs or vendors, could result in the unauthorized disclosure of or access to personally identifiable information or individually protected health information, which could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of CYT-0851 and to conduct our ongoing clinical trial, and similar events relating to their computer systems could also have an adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our vendors’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed. We may also need to expend significant resources to protect against security breaches or to mitigate the impact of any such breaches. We or our third-party providers may not be successful in preventing security breaches or successfully mitigating their effects.

Any security breach or other incident, whether real or perceived, that results in a loss of or accidental, unlawful or unauthorized access to, use of, release of or other processing of personal, proprietary or other sensitive information could impact our reputation, cause us to incur significant liability and costs, including legal expenses, fines and penalties for any non-compliance with any privacy and security laws, harm patient and other stakeholder confidence, hurt our expansion into potential markets, or cause us to incur remediation costs. We do not currently maintain cybersecurity insurance, and any insurance we may maintain against the risk of this type of loss in the future may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular loss. Further, increasing use of social media could give rise to liability, breaches of data security or reputational damage.

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

The degree of patent protection we require to successfully commercialize any drug candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our pending patent applications may not issue, and any of our patent applications that have matured or may mature into issued patents may not include claims with a scope sufficient to protect CYT-0851 or our other future drug candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our drug candidates, including generic versions of such drugs.

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

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions, which risk has been enhanced by departure of employees in connection with our workforce reduction. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security on our premises, and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents and patent applications often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our drug candidates, which would have an adverse effect on our business.

The intellectual property landscape around our technology is highly dynamic, and third parties may obtain intellectual property rights that could affect our ability to use our technology or otherwise develop and commercialize drug candidates.

Synthetic lethality and the use of an monocarboxylate transporter inhibitor in the context of cancer drug development remains a novel approach. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is evolving and in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends upon our ability to develop, manufacture, market, and sell any drug candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drug candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of therapies, products or their methods of use or manufacture. There may be third-party patents of which we are currently unaware with claims to technologies, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our drug candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. We may be unable to obtain a license to such patents held by third parties on commercially reasonable terms or at all. In the event that we are unable to obtain licenses to such patents, our ability to develop and commercialize one or more drug candidates may become severely limited. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us.

We may initiate or become involved in legal proceedings involving allegations that we are infringing, misappropriating or otherwise violating a third party’s intellectual property rights, the outcome of which would be uncertain and could have an adverse effect on the success of our business.

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

We could in the future also be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer, competitor or other third party. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to our management and employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our drug candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have an adverse effect on our business, and may prevent us from successfully commercializing our drug candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drug candidates, which would have an adverse effect on our business, results of operations and financial condition. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our patent rights and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents, if obtained, and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement, misappropriation or other claims. A court may disagree with our allegations or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we or our licensors infringe, misappropriate or otherwise violate their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us or our licensors to assert such challenges to our or our licensors’ intellectual property rights. The outcome of any such proceeding is generally unpredictable. To counter or defend against such claims can be expensive and time consuming. An adverse result in any litigation proceeding could put one or more of our or our licensors’ patents at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our drug candidates, we would lose at least part, and perhaps all, of the patent protection covering such drug candidate. Competing products may also be sold in other countries in which our patent coverage might neither exist nor be as strong.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or otherwise violating, or from successfully challenging, our intellectual property rights, or we may be unable to successfully defend ourselves from allegations of infringement, misappropriation or other violation. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property proceedings could have an adverse effect on our ability to compete in the marketplace.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in any patents we may own or in-license in the future, trade secrets, or other intellectual property as an inventor or co-inventor. We may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our drug candidates or other technologies. We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to an inventorship, such dispute may lead to litigation which could be expensive and time consuming. If we are unsuccessful, in addition to paying monetary damages, we could lose valuable rights in intellectual property that we regard as our own, such as exclusive ownership of, or right to use, intellectual property that is important to our drug candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Should any of these events occur, they could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, various courts, including the U.S. Supreme Court, have ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce rights in our proprietary technology. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that we may obtain in the future which could have an adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs and CDMOs, as well as potential collaboration partners to conduct certain aspects of our clinical trials, preclinical studies and discovery programs and to monitor and manage data and conduct randomizations and statistical analyses for our ongoing clinical and preclinical programs. We rely on these parties for execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials and studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors, CROs and CDMOs are required to comply with GCP and GMP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for CYT-0851 or any future drug candidates that enter clinical development. Regulatory authorities enforce these GCPs and GMPs through periodic inspections of trial sponsors, principal investigators, trial sites and manufacturing facilities. If we or any of these third parties, our CROs or our CDMOs fail to comply with applicable GCPs and GMPs, fail to conduct valid randomizations and statistical analyses, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Further, these investigators, CROs and CDMOs are not our employees and we are not able to control, other than by contract, the amount of resources, including time, which they devote to CYT-0851 or any future drug candidates and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators, CROs and CDMOs fail to devote sufficient resources to the development of our drug candidates, if consolidation in the drug manufacturing market results in fewer manufacturers available to us to manufacture the compounds necessary for the development of our drug candidates, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be put on hold by regulatory authorities, extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our operations and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely.

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

We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or third parties to manufacture CYT-0851 and any future drug candidates. Our business could be harmed if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of such drug candidates or fail to do so at acceptable quality levels or prices.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and we rely on outside vendors to manufacture CYT-0851 in clinical quantities. We expect to rely in the future on these third parties to manufacture our products in sufficient commercial quantities if and when the products are ultimately approved by FDA or other regulatory authorities.

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

Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our drug candidates by the FDA or result in higher costs. In addition, we will rely on third parties to perform certain specification tests on CYT-0851 prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We have arrangements in place for our supply of active pharmaceutical ingredient from two suppliers. However, we rely on single source suppliers for raw materials needed for our manufacturing process. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture CYT-0851 or any future drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of CYT-0851 or any future drug candidates or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

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

Our research and development activities involved the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

While we rely on multiple CROs for research and development to mitigate potential impacts that may affect any one of our CROs, we have a single CRO for our clinical trial for CYT-0851 and single contract manufacturers for multiple steps in the manufacturing of CYT-0851. CROs and other contractors and consultants could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, pandemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce CYT-0851. Our ability to obtain clinical supplies of CYT-0851 or any future drug candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Risks related to regulatory and other legal compliance matters

Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our drug candidates, which would delay or prevent further clinical development of those candidates, or prevent marketing approval from FDA or similar regulatory authorities.

We have not received approval to market any drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals. To obtain the requisite regulatory approvals to market and sell CYT-0851 or any future drug candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are both safe and effective in humans. To date, we have only a limited amount of safety and tumor response data in our ongoing phase 1/2 clinical trial of CYT-0851.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or other comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our drug candidates for approval. We cannot guarantee that the FDA or other comparable foreign regulatory authorities will view our drug candidates as having sufficient efficacy to support the indication studied in the clinical trial even if positive results are observed in early clinical trials. To the extent that the results of the trials are not satisfactory to the FDA or other comparable foreign regulatory authorities for support of a marketing application, approval of our drug candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our drug candidates. Additionally, any safety or efficacy concerns observed in any of our clinical trials could limit the prospects for regulatory approval of our drug candidates in any disease indication or result in future limitations after approval, which could have an adverse effect on our business, financial condition and results of operations.

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

Healthcare legislative reform measures may have an adverse effect on our business and results of operations.

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

In particular, the conduct of our clinical trials may be subject to privacy restrictions based on U.S. and non-U.S. regulations. In many jurisdictions, enforcement actions and consequences for non-compliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, we may be subject to the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020, and was further amended by the California Privacy Rights Act, or the CPRA, on November 3, 2020. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CPRA significantly modifies the CCPA by expanding residents’ rights with respect to certain personal information and creates a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions became effective on January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation. Virginia, Colorado, Connecticut and Utah have comprehensive laws similar to the CCPA going into operation this year, and other states are considering similar laws.

Additionally, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR. The GDPR, which came into effect on May 25, 2018, introduced new data protection requirements in the EU, as well as potential fines for non-compliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. A new transfer framework is under consideration by governmental authorities in the EEA and United States, but it cannot yet be relied on to legitimize such transfers. At this time, we do not believe we are subject to the GDPR, but should this change, the GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the EU and, on January 31, 2020, the United Kingdom exited the EU and the implementation period or transition period ended on December 31, 2020. This referendum and exit has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Further, following the withdrawal of the United Kingdom from the EU and the European Economic Area, or the EEA, on January 31, 2020 and the end of the transition period, we will have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/£17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU and the EEA in relation to certain aspects of data protection law remains unclear, including how data transfers between EU and EEA member states and the United Kingdom will be treated. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum and exit.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturers’ communications on the subject of off-label use of their products. The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

As of December 31, 2022, our directors and executive officers and their affiliates beneficially owned shares representing approximately 31% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years following our IPO. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. Although we are required to annually assess our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, and disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, as an emerging growth company, our auditor will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. Additional exemptions include not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders is different than the information that is available with respect to other public companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if we are a smaller reporting company at the time we no longer qualify as an emerging growth company, we would continue to not be required to comply with the auditor attestation requirements of SOX Section 404. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

Since shares of our common stock were sold in our IPO in June 2021, the price per share of our common stock has ranged from as low as $1.13 to as high as $23.10. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
developments or changing views regarding synthetic lethality in the context of cancer drug development;
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

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to current and new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We are continuing to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting with the SEC. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

The continuing outbreak of COVID-19 (including any resurgences, including due to variants, thereof) in the United States and other countries and shortages of qualified healthcare personnel may adversely affect our business and the market price of our common stock.

The COVID-19 pandemic has impacted worldwide economic activity, particularly economic activity in the United States, and poses the risk that we or our employees, contractors, suppliers, or other partners may be prevented or delayed from conducting business activities. The ongoing COVID-19 pandemic and the measures taken by the governments of countries affected by it could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for CYT-0851 or any future drug candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. These disruptions could also affect other facets of our business, including but not limited to:

•
the ability of our CROs to conduct clinical trials and preclinical studies in countries outside of the United States;
•
our ability to import materials from outside of the United States, including raw materials required to manufacture our drug;
•
our ability to export materials to our CROs and other third-parties located outside of the United States;
•
our ability to identify suitable clinical sites or open those sites for enrollment due to competing business needs;
•
our ability to enroll patients due to their fear of coming into medical facilities and their perceived risk of becoming infected at such facilities;
•
our ability to initiate clinical trial sites and actively enroll patients due to shortages of healthcare personnel as a result of competition we may face for qualified personnel, and labor shortages; and
•
our ability to monitor the clinical data generated at clinical sites, required for completion of clinical trials.

Risks related to general legal matters

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

The use of any drug candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, the United States enacted the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Additionally, on December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the Code, or the Code. The TCJA included significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. Many of the provisions of the TCJA and CARES Act still require guidance through the issuance or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects, and there may be substantial delays before such regulations are promulgated or finalized, increasing the uncertainty as to the ultimate effects of the TCJA and CARES Act on us and our stockholders. There also may be technical corrections legislation or other legislative changes proposed with respect to the TCJA and CARES Act, the effects of which cannot be predicted and may be adverse to us or our stockholders. Future changes in tax laws could have an adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Holders of Record

As of March 20, 2023, there were approximately 30 holders of record of our common shares. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement for our 2023 annual meeting of shareholders to be filed with the SEC and is incorporated into this Annual Report on Form 10-K by reference.

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

Our planned use of the net proceeds from the IPO as described in our final prospectus dated June 17, 2021 (the "Final Prospectus") has changed due to the prioritization of development of our CYT-0851 program and suspension of internal research. As a result, we currently expect to use our cash and cash equivalents, which include the net proceeds from our IPO, to advance the clinical development of CYT-0851 through the enrollment period of a randomized phase 2 trial with registrational intent as a combination therapy in combination with capecitabine or gemcitabine, and for working capital and other general corporate purposes.

Based on our planned use our existing cash and cash equivalents, we estimate that such funds will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We expect that the completion of the randomized phase 2 combination trial with CYT-0851 or any further development or commercialization of CYT-0851 will require substantial additional capital. The sources of this additional required capital may include subsequent equity or debt financings, and/or funding from potential partnerships with biopharmaceutical companies to develop and commercialize one or more of our drug candidate programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect.

Our expected use of our cash and cash equivalents represents our current intentions based upon our present plans and business condition and we cannot predict with complete certainty all of the particular uses for our proceeds. We may find it necessary or advisable to use our cash and cash equivalents for other purposes, and we have broad discretion in the application of these proceeds.

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

Overview

We are a clinical-stage biotechnology company focused on the development of CYT-0851, an oral investigational drug candidate that inhibits monocarboxylate transporters.

CYT-0851 is an investigational monocarboxylate transporter inhibitor, or MCT inhibitor, initially evaluated in a phase 1/2 study to treat patients with hematologic malignancies and solid tumors as a monotherapy and in combination with standard of care therapies. Inhibiting MCT function in glycolytic cancer cells leads to an accumulation of intracellular lactate that impairs glycolysis and inhibits tumor cell growth, making MCTs an attractive target for cancer therapy.

In January 2023, we reported encouraging preliminary clinical activity in a small number of patients observed in the phase 1 dose-escalation cohort with CYT-0851 in combination with capecitabine in advanced ovarian cancer. In this combination dose-escalation cohort, we enrolled a total of thirteen patients at dose levels of 100 mg to 400 mg of CYT-0851, which included five patients with advanced ovarian cancer. Based on preliminary data for these five patients, we observed one confirmed partial response, two disease stabilizations and two patients that were non-evaluable. Overall, CYT-0851 was generally well tolerated. At the highest tested dose, no dose-limiting toxicities were observed. Based on these results, we determined that 400 mg of CYT-0851 was the recommended phase 2 dose in combination with capecitabine, and we expanded enrollment in the CYT-0851 and capecitabine combination cohort to enroll additional patients with advanced ovarian cancer. Enrollment is ongoing and we expect to disclose data from these additional patients in mid-2023. If the data from these additional patients further support our focus on ovarian cancer, we intend to add a phase 2 expansion cohort of this combination and, if warranted, pursue further development and potential registration of CYT-0851 in combination with capecitabine as an all-oral treatment for platinum resistant ovarian cancer.

We also continue to evaluate CYT-0851 in combination with gemcitabine in phase 1 dose-escalation cohorts, and we expect to disclose preliminary results from these cohorts in mid-2023. In January 2023, we announced the suspension of enrollment in the CYT-0851 Phase 2 monotherapy cohort due to insufficient activity observed with CYT-0851 alone.

In addition to prioritizing CYT-0851 development as a potential combination therapy to treat advanced ovarian cancer, we deferred all other research and development activities and reduced our headcount by approximately 70%. We expect to have no more than 15 employees by April 1, 2023.

Since our inception in 2012, we have focused primarily on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of novel therapeutics. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and have raised an aggregate of approximately $141.0 million of gross proceeds from the sale of redeemable convertible preferred stock and approximately $149.1 million of gross proceeds from the sale of common stock in our initial public offering, as of December 31, 2022.

We have incurred significant operating losses since inception, including net losses of $46.1 million and $42.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $138.1 million and $92.1 million, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we:

•
continue the research and development of CYT-0851;
•
initiate and conduct additional preclinical studies and clinical trials for CYT-0851;
•
further develop and refine the manufacturing processes for our drug candidates;
•
seek regulatory approvals and pursue commercialization for any of our drug candidates that successfully complete clinical trials;

•
obtain, maintain, protect and enforce our intellectual property portfolio; and
•
experience delays or encounter issues with any of the above.

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

As of December 31, 2022, we had cash and cash equivalents of $147.1 million. We believe that our existing cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

A significant portion of our research and development costs have been external costs, which we tracked on a program-by-program basis after a clinical drug candidate was identified. Our internal research and development costs are primarily personnel-related costs, internal lab costs and other indirect costs. The majority of our external research and development expenses to date have been incurred in connection with CYT-0851.

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

We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of our future drug candidates. Our level of costs may be highly variable on a quarterly basis. However, we generally expect research and development expenses to decrease in the near-term compared to prior periods due to the strategic prioritization of CYT-0851 development and the corresponding deferral of other research and development activities and the reduction in headcount announced in January 2023. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of CYT-0851 or potential future drug candidates, if approved. This is due to the numerous risks and uncertainties associated with developing drug candidates, including the uncertainty of:

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

Other income (expense)

Interest income

Other income (expense) primarily consists of interest income earned on cash equivalents that generate interest on a monthly basis.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations:

	Years ended December 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$34,624	$30,959	$3,665
General and administrative	13,546	11,300	2,246
Total operating expenses	48,170	42,259	5,911
Loss from operations	(48,170)	(42,259)	(5,911)
Other income (expense):
Other income (expense)	2,109	133	1,976
Total other income (expense)	2,109	133	1,976
Net loss	$(46,061)	$(42,126)	$(3,935)

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Years ended December 31,
(in thousands)	2022	2021	Change
Direct research and development expenses by program:
MCT inhibitor programs	$14,943	$18,105	$(3,162)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	11,850	8,285	3,565
Other expenses	7,831	4,569	3,262
Total research and development expenses	$34,624	$30,959	$3,665

Research and development expenses were $34.6 million for the year ended December 31, 2022, which increased by $3.7 million from $31.0 million for the year ended December 31, 2021. The increase in research and development expenses was primarily attributable to the following:

•
a $3.2 million decrease in costs related to our MCT inhibitor programs driven by the decision to postpone the IND submission for CYT-1853 in mid-2022;
•
a $3.6 million increase in personnel-related costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $3.3 million increase in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts, which continued through 2022.

General and administrative expenses

General and administrative expenses were $13.5 million for the year ended December 31, 2022, which increased by $2.2 million, from $11.3 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•
a $1.2 million increase in personnel costs, including stock-based compensation expense, primarily due to an increase in headcount; and
•
a $1.0 million increase other general and administrative expenses, including insurance, professional fees and IT services primarily related to the costs associated with operating as a public company for the full year in 2022, compared to a partial year in 2021 after our initial public offering ("IPO") in June 2021.

Total other income

Total other income was $2.1 million for the year ended December 31, 2022 which increased by $2.0 million, from $0.1 million for the year ended December 31, 2021. The increase in interest income was driven by increased interest rates on our cash equivalents, which are primarily invested in money market funds.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all.

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of common stock in connection with the completion of the IPO. From inception through December 31, 2022, we have raised an aggregate of approximately $141.0 million from the sale of redeemable convertible preferred stock and $136.1 million in net proceeds from the sale of our common stock.

Funding requirements

As of December 31, 2022, we had cash and cash equivalents of $147.1 million. We believe that our existing cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance CYT-0851 through clinical development, seek regulatory approval and pursue commercialization of any approved drug candidates. We expect our operating expenses to decrease in the near-term compared to prior periods due to the strategic prioritization of CYT-0851 development and the corresponding deferral of other research and development activities and the reduction in headcount announced in January 2023. If we receive regulatory approval for CYT-0851 or any of our future drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our drug candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the continuation, timing, costs, progress and results of our planned clinical trials of CYT-0851;
•
the scope, progress, results and costs of our program and development of any additional drug candidates that we may pursue;
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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Years ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(42,532)	$(36,032)
Net cash used in investing activities	(312)	(1,189)
Net cash provided by financing activities	242	216,006
Net increase (decrease) in cash, cash equivalents and restricted cash	$(42,602)	$178,785

Operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $42.5 million, compared to $36.0 million for the same period in 2021. Significant factors in the $6.5 million increase in net cash used in operating activities include:

•
an increase in net loss of $3.9 million due to an increase in research and development expense of $3.7 million and an increase in general and administrative expenses of $2.2 million offset by an increase of total other income of $2.0 million;
•
a decrease in the net change in our net operating assets and liabilities of $4.7 million, primarily due to a $7.4 million decrease in accrued expenses and other current liabilities, $0.7 million decrease in accounts payable and $ 0.1 million decrease in other assets offset by a $3.4 million increase in prepaids and other current assets; and
•
offset by an increase in non-cash charges of $2.1 million, consisting of increases in stock-based compensation expense of $1.2 million, lease expense of $0.7 million, and depreciation expense of $0.2 million.

Investing activities

Net cash used in investing activities was $0.3 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively, and resulted from our purchases of property and equipment.

Financing activities

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2022, consisting of $0.2 million from stock option exercises and proceeds from shares issued under our 2021 Employee Stock Purchase Program, or ESPP.

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
•
the progress of our research and development efforts, including the status of preclinical studies and ongoing and planned clinical trials for our MCT inhibitor programs;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our primary exposure to market risk is interest rate sensitivity, which is impacted by changes to the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of December 31, 2022 and 2021, we had cash and cash equivalents of $147.1 million and $189.7 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of December 31, 2022 and 2021, we had no debt outstanding, and therefore we are not subject to interest rate risk related to debt.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Boston, MA, USA, PCAOB Auditor Firm ID 42.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

(3)
Exhibits

Exhibit Number	Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Sixth Amended and Restated Certificate of Incorporation of Cyteir Therapeutics, Inc.	Form 8-K (Exhibit 3.1)	06/06/2022	001-40499
3.2	Second Amended and Restated By-laws of Cyteir Therapeutics, Inc.	Form 8-K (Exhibit 3.2)	06/06/2022	001-40499
4.1	Form of Common Stock Certificate	Form S-1 (Exhibit 4.1)	05/28/2021	333-256601
4.2	Second Amended and Restated Investors’ Rights Agreement, by and among Cyteir Therapeutics, Inc. and the investors party thereto, dated as of February 5, 2021	Form S-1 (Exhibit 4.2)	05/28/2021	333-256601
4.3	Description of the Registrants Securities	Form 10-K (Exhibit 4.3)	03/16/2022	001-40499
10.1	Lease Agreement by and between 128 Spring Street Lexington, LLC and Cyteir Therapeutics, Inc., dated August 8, 2018	Form S-1 (Exhibit 10.1)	05/28/2021	333-256601
10.2	First Amendment to Lease Agreement by and between 128 Spring Street Lexington, LLC and Cyteir Therapeutics, Inc., dated October 15, 2019	Form S-1 (Exhibit 10.2)	05/28/2021	333-256601
10.3	Second Amendment to Lease with 99 Hayden LLC, dated July 1, 2021	Form 8-K (Exhibit 99.1)	07/02/2021	001-40499
10.4+	Cyteir Therapeutics, Inc. Amended and Restated 2012 Stock Incentive Plan	Form S-1 (Exhibit 10.3)	05/28/2021	333-256601
10.5+	Form of Stock Restriction Agreement under the Cyteir Therapeutics, Inc. 2012 Stock Incentive Plan	Form S-1 (Exhibit 10.4)	05/28/2021	333-256601
10.6+	Form of Incentive Stock Option Grant Notice under the Cyteir Therapeutics, Inc. 2012 Stock Incentive Plan	Form S-1 (Exhibit 10.5)	05/28/2021	333-256601
10.7+	Form of Non-Qualified Stock Option Grant Notice under the Cyteir Therapeutics, Inc. 2012 Stock Incentive Plan	Form S-1 (Exhibit 10.6)	05/28/2021	333-256601
10.8+	Form of Indemnification Agreement between Cyteir Therapeutics, Inc. and its directors and officers	Form S-1 (Exhibit 10.7)	05/28/2021	333-256601
10.9+	Amended and Restated Employment Agreement between Cyteir Therapeutics, Inc. and Markus Renschler, M.D., dated May 25, 2021	Form S-1 (Exhibit 10.8)	05/28/2021	333-256601
10.10+	Amended and Restated Employment Agreement between Cyteir Therapeutics, Inc. and Andrew Gengos, dated May 25, 2021	Form S-1 (Exhibit 10.9)	05/28/2021	333-256601
10.11+	Amended and Restated Employment Agreement between Cyteir Therapeutics, Inc. and Paul Secrist, Ph.D., dated May 25, 2021	Form S-1 (Exhibit 10.10)	05/28/2021	333-256601

10.12*+	Employment Agreement between Cyteir Therapeutics, Inc. and David Gaiero, dated January 17, 2023
10.13+	Cyteir Therapeutics, Inc. 2021 Equity Incentive Plan	Form S-1/A (Exhibit 10.11)	06/14/2021	333-256601
10.14+	Form of Non-Qualified Stock Option Grant Notice for Non-Employee Directors under the Cyteir Therapeutics, Inc. 2021 Equity Incentive Plan	Form S-1/A (Exhibit 10.12)	06/14/2021	333-256601
10.15+	Form of Incentive Stock Option Grant Notice under the Cyteir Therapeutics, Inc. 2021 Equity Incentive Plan	Form S-1/A (Exhibit 10.13)	06/14/2021	333-256601
10.16+	Form of Non-Qualified Stock Option Grant Notice under the Cyteir Therapeutics, Inc. 2021 Equity Incentive Plan	Form S-1/A (Exhibit 10.14)	06/14/2021	333-256601
10.17+	Cyteir Therapeutics, Inc. Employee Stock Purchase Plan	Form S-1/A (Exhibit 10.15)	06/14/2021	333-256601
10.18+	Cyteir Therapeutics, Inc. Cash Incentive Plan	Form S-1/A (Exhibit 10.16)	06/14/2021	333-256601
21.1*	List of Subsidiaries of Cyteir Therapeutics, Inc.	Form 10-K (Exhibit 21.1)	03/16/2022	001-40499
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**

This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

+	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 23, 2023	By:	/s/ Markus Renschler, M.D.
Markus Renschler, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Markus Renschler, M.D.	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2023
Markus Renschler, M.D.

/s/ David Gaiero	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 23, 2023
David Gaiero

/s/ Joseph Zakrzewski	Chairperson and Director	March 23, 2023
Joseph Zakrzewski

/s/ Racquel Bracken	Director	March 23, 2023
Racquel Bracken

/s/ Jean George, M.B.A.	Director	March 23, 2023
Jean George, M.B.A.

/s/ Jeffrey Humphrey, M.D.	Director	March 23, 2023
Jeffrey Humphrey, M.D.

/s/ Susan Molineaux, Ph.D.	Director	March 23, 2023
Susan Molineaux, Ph.D.

/s/ Timothy Romberger	Director	March 23, 2023
Timothy Romberger

/s/ Stephen Sands	Director	March 23, 2023
Stephen Sands

/s/ John Thero	Director	March 23, 2023
John Thero

Index to consolidated financial statements

Consolidated financial statements for the years ended December 31, 2022 and 2021:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cyteir Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyteir Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of ASC 842

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2022 due to the adoption of ASC 842, Leases.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019

Boston, Massachusetts

March 23, 2023

CYTEIR THERAPEUTICS, INC.

Consolidated balance sheets

	Years ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$147,120	$189,723
Prepaid expenses and other current assets	2,089	3,354
Total current assets	149,209	193,077
Property and equipment, net	1,699	2,055
Other assets	2,324	256
Total assets	$153,232	$195,388
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,128	$1,785
Accrued expenses and other current liabilities	4,187	5,726
Total current liabilities	5,315	7,511
Deferred rent, net of current portion	—	384
Other long term liabilities	1,631	201
Total liabilities	6,946	8,096
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value: 40,000,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value: 280,000,000 shares authorized; 35,575,694 and 35,389,453 shares issued as of December 31, 2022 and 2021, respectively; 35,516,249 and 35,219,834 shares outstanding as of December 31, 2022 and 2021, respectively	35	35
Additional paid-in capital	284,365	279,310
Accumulated deficit	(138,114)	(92,053)
Total stockholders’ equity	146,286	187,292
Total liabilities and stockholders’ equity	$153,232	$195,388

See accompanying notes to consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Consolidated statements of operations

	Years ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	$34,624	$30,959
General and administrative	13,546	11,300
Total operating expenses	48,170	42,259
Loss from operations	(48,170)	(42,259)
Other income (expense):
Other income (expense)	2,109	133
Total other income (expense)	2,109	133
Net loss	$(46,061)	$(42,126)
Net loss per share—basic and diluted	$(1.31)	$(2.16)
Weighted-average common stock outstanding—basic and diluted	35,272,831	19,499,292

See accompanying notes to consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

	Redeemable convertible preferred stock								Additional		Total
	Series A		Series B		Series C		Common stock		paid-in	Accumulated	stockholders’
(in thousands, except share and per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2020	5,817,996	$5,696	55,200,000	$51,715	—	$—	2,044,284	$2	$1,894	$(49,927)	$(48,031)
Exercise of common stock options	—	—	—	—	—	—	94,714	—	231	$—	231
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $345	—	—	—	—	21,784,885	79,655	—	—	—	$—	—
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	8,285,644	8	136,112	$—	136,120
Conversion of convertible preferred stock into common stock upon initial public offering	(5,817,996)	(5,696)	(55,200,000)	(51,715)	(21,784,885)	(79,655)	24,290,875	25	137,041	—	137,066
Vesting of early exercised options	—	—	—	—	—	—	504,317	—	567	—	567
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,465		3,465
Net loss	—	—	—	—	—	—	—	—	—	(42,126)	(42,126)
Balance at December 31, 2021	—	$—	—	$—	—	$—	35,219,834	$35	$279,310	$(92,053)	$187,292
Exercise of common stock options	—	—	—	—	—	—	166,867	—	178	—	178
Issuance of common stock under ESPP	—	—	—	—	—	—	19,374	—	64	—	64
Vesting of early exercised options	—	—	—	—	—	—	110,174	—	131	—	131
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,682	—	4,682
Net loss	—	—	—	—	—	—	—	—	—	(46,061)	(46,061)
Balance at December 31, 2022	—	$—	—	$—	—	$—	35,516,249	$35	$284,365	$(138,114)	$146,286

See accompanying notes to consolidated financial statements

CYTEIR THERAPEUTICS, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(46,061)	$(42,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	668	479
Stock-based compensation expense	4,682	3,465
Non-cash lease expense	707	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,189	(2,161)
Other assets	—	61
Accounts payable	(657)	38
Accrued expenses and other current liabilities	(3,061)	4,278
Other long term liabilities	1	2
Deferred rent	—	(68)
Net cash used in operating activities	(42,532)	(36,032)
Cash flows from investing activities:
Purchases of property and equipment	(312)	(1,189)
Net cash used in investing activities	(312)	(1,189)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	79,655
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs of $13,022	—	136,120
Proceeds from issuance of common stock under ESPP	64	0
Proceeds from exercise of stock options	178	231
Net cash provided by financing activities	242	216,006
Net (decrease) increase in cash, cash equivalents, and restricted cash	(42,602)	178,785
Cash, cash equivalents and restricted cash at beginning of period	189,979	11,194
Cash, cash equivalents and restricted cash at end of period	$147,377	$189,979
Supplemental disclosure of cash flows
Property and equipment purchases in accounts payable	—	58
Supplemental disclosure of noncash financing activities
Vesting of early exercised options	131	567
Conversion of preferred stock to common stock upon initial public offering	$—	$137,066

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	Years ended December 31,
	2022	2021
Cash and cash equivalents	$147,120	$189,723
Restricted cash (included in other assets)	257	256
Total cash, cash equivalents, and restricted cash	$147,377	$189,979

See accompanying notes to consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Notes to consolidated financial statements

1. Nature of the business

Cyteir Therapeutics, Inc., (the “Company”) is a clinical-stage oncology company that is focused on the development of CYT-0851, an oral investigational drug candidate that inhibits monocarboxylate transporters. Cyteir’s current priority in CYT-0851 development is in combination with capecitabine or gemcitabine in a Phase 1/2 clinical study, including patients with advanced ovarian cancer or other solid tumors, respectively. Through 2022, the Company used its expertise in DNA damage response biology and a disciplined approach to select targets for other novel, differentiated programs with the aim of building a patient-centric portfolio of effective cancer therapies. In January 2023, the Company announced a strategic prioritization that included the discontinuation of these preclinical efforts.

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

Liquidity

The Company has incurred negative cash flows since inception and has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the IPO. As of December 31, 2022, the Company had cash and cash equivalents of $147.1 million and an accumulated deficit of $138.1 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company expects that its cash and cash equivalents as of December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these consolidated financial statements are available to be issued.

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

Restricted cash

Cash accounts with any type of restriction are classified as restricted cash. The Company has restricted cash deposits with a bank, which serve as collateral for a letter of credit issued to the landlord of the Company’s leased facility for a security deposit. The Company classified this amount as restricted cash in the accompanying consolidated balance sheets within non-current assets as of December 31, 2022 and 2021.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and 2021, there was no difference between net loss and comprehensive loss.

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

The Company tests long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of assets or asset groups may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their fair values. The Company has not recognized any impairment losses during the years ended December 31, 2022 and 2021.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company has no assets or liabilities classified as Level 3 on its consolidated balance sheets as of December 31, 2022 and 2021.

Financial instruments consist of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

Deferred financing costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred financing costs until such financings are closed. After consummation of the equity financing, these costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the respective equity instrument issued. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. No amounts were recorded as of December 31, 2022 or December 31, 2021.

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

Redeemable convertible preferred stock

The Company has classified redeemable convertible preferred stock (“preferred stock”) as temporary equity in the accompanying consolidated balance sheets due to terms that allow for redemption of the shares upon certain events that are outside of the Company’s control. The Company did not have any preferred stock outstanding as of December 31, 2022.

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

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021.

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are no unrecognized tax benefits included in the Company’s consolidated balance sheet as of December 31, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties in its Statements of Operations since inception.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12) Simplifying the Accounting for Income Tax. The standard contains several provisions that reduce financial statement complexity including removing the exception to the incremental approach for intra-period tax expense allocation when a company has a loss from continuing operations and income from other items not included in continuing operations. The new guidance is effective for the year beginning January 1, 2022 with optional adoption prior to the effective date, and did not have a material impact to the Company’s consolidated financial statements.

3. Fair value measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		December 31, 2022
Assets	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$146,870	$146,870	$—	$—
Total assets	$146,870	$146,870	$—	$—

		December 31, 2021
Assets	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$189,488	$189,488	$—	$—
Total assets	$189,488	$189,488	$—	$—

During the years ended December 31, 2022 and 2021, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of its money market funds, are based on quoted market prices in active markets without any valuation adjustment.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid research and development expenses	$786	$1,549
Prepaid insurance	982	1,397
Prepaid other	321	408
Total	$2,089	$3,354

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory and computer equipment	$1,846	$1,541
Leasehold improvements	1,675	1,668
Total property and equipment	3,521	3,209
Less: accumulated depreciation and amortization	(1,822)	(1,154)
Property and equipment, net	$1,699	$2,055

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2022 and 2021 was $0.7 million and $0.5 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development expenses	$1,356	$3,448
Accrued compensation	1,510	1,660
Accrued other	432	618
Operating lease liabilities	889	—
Total accrued expenses and other current liabilities	$4,187	$5,726

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

On June 22, 2021, upon closing of the Company's IPO, all of the then-outstanding shares of preferred stock automatically converted into 24,290,875 shares of common stock. There were no outstanding shares of preferred stock at December 31, 2022.

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

As of December 31, 2022 and 2021, the Company has reserved the following shares of common stock for the potential conversion of outstanding preferred stock and exercise of stock options:

	December 31,
	2022	2021
Options to purchase common stock	3,460,897	2,778,963
Remaining shares reserved for future issuance	5,706,345	5,670,560
Total	9,167,242	8,449,523

9. Stock-based compensation

2012 stock incentive plan

The 2012 Stock Incentive Plan (the “2012 Plan”) provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciate rights shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price may be less than fair market value if the stock award is granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of the Company. The maximum term of options granted under the 2012 Plan is ten years, and stock options typically vest over a four-year period. The Board may assign vesting terms to the stock option grants as deemed appropriate. The Company also has the right of refusal to purchase any proposed disposition of shares issued under the 2012 Plan. The 2012 Plan allows for early exercise of all stock option grants if authorized by the Board at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees may accelerate vesting in the event of a change of control of the Company unless assumed or substituted by the acquirer or surviving entity. The 2012 Plan, as amended, provides for the issuance of up to 6,941,421 shares of common stock as of December 31, 2022, of which 2,732,632 shares of common stock remained available for future grant under the 2012 Plan upon the effectiveness of the 2021 Equity Incentive Plan (the “2021 Plan”) and were made available for future issuance under the 2021 Plan.

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

At December 31, 2022, 5,706,345 shares of common stock remained available for future grant under the 2021 Plan.

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

The Company issued 19,374 common shares under the ESPP during the year ended December 31, 2022 at an average price per share of $3.32. Cash received from purchases under the ESPP for the year ended December 31, 2022 was $0.1 million. The Company recognized $0.1 million of compensation expense for the ESPP during the year ended December 31, 2022.

Early exercise of unvested stock options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in long-term liabilities on the consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of December 31, 2022 and 2021, there were 59,445 and 169,919 unvested shares related to early exercises of stock options, respectively.

Stock option valuation

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	December 31,
	2022	2021
Risk-free interest rate range%-%	1.89%-4.23%	0.75%-1.35%
Dividend yield%	0.0%	0.0%
Expected life of options (years)	6.0	5.5-6.1
Volatility rate range%-%	92.4%-93.3%	93.6%-97.1%

The following table summarizes the Company’s stock option activity under the 2012 and 2021 Plan:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2021	2,778,963	$5.80	8.76	$17,102
Granted	1,054,559	4.59
Exercised	(166,867)	1.06
Forfeited or cancelled	(205,758)	6.86
Outstanding as of December 31, 2022	3,460,897	$5.60	8.23	$375
Options vested and exercisable as of December 31, 2022	1,454,830	$5.90	7.81	$214

As of December 31, 2022, there was $7.4 million of unrecognized stock-based compensation expense related to the share-based compensation arrangements under the 2012 and 2021 Plans. The Company expects to recognize this amount over a weighted-average period of 2.0 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2022 and 2021 was $3.48 and $6.87, respectively.

The total fair value of options vested during the years ended December 31, 2022 and 2021, was $5.6 million and $2.1 million, respectively.

Stock-based compensation expense

Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	December 31,
	2022	2021
Research and development	$1,861	$1,154
General and administrative	2,821	2,311
Total stock-based compensation expense	$4,682	$3,465

10. Income taxes

Loss before provision for income taxes was as follows (in thousands):

	December 31,
	2022	2021
United States	$(46,034)	$(42,129)
Total	$(46,034)	$(42,129)

No current or deferred provisions for income taxes were recorded as of December 31, 2022 and 2021, respectively due to losses incurred in both periods.

The following reconciles the differences between income taxes computed at the federal statutory rate and the provision for income taxes:

	December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State taxes	6.8%	6.8%
Valuation allowance	(29.3)%	(29.5)%
Tax Credits	2.4%	2.5%
Stock Based Compensation	(1.1)%	(0.4)%
Other	0.2%	(0.4)%
Total	—%	—%

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

Deferred tax assets and liabilities reflect the net tax effects of net operating loss ("NOL") and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$27,219	$24,239
Tax credits carryforward	4,613	3,163
Deferred rent	—	24
Accrued expenses	366	454
Stock-based compensation	1,255	402
Lease Liability	666	—
R&D Capitalization	7,992	—
Total deferred tax assets	42,111	28,282
Valuation allowance	(40,902)	(27,413)
Deferred tax assets	$1,209	$869
Deferred tax liabilities:
Depreciation	$(285)	$(433)
Prepaid expenses	(349)	(396)
Stock-based compensation	(14)	(40)
ROU Asset	(561)	—
Total deferred tax liabilities	(1,209)	(869)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increase in net operating loss carryforwards, capitalized research and development costs, and Research and Development credits and were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Valuation allowance at beginning of year	$27,413	$14,983
Increases recorded to income tax provision	13,489	12,430
Valuation allowance at end of year	$40,902	$27,413

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $100.1 million, including $95.5 million of which may be available to offset future income tax liabilities indefinitely, while $4.6 million of carryforwards that were in existence as of December 31, 2017 may offset future income tax liabilities up through 2037. The Company had state net operating loss carryforwards of approximately $98.3 million to offset future state taxable income which will expire at various time through 2042. The Company also had U.S Federal research and development tax credit carryforwards of $4.1 million available to offset future U.S. federal income taxes. As of December 31, 2022, the Company had state tax credit carryforwards of $1.7 million which expire at various times through 2037 and may be used to offset future state taxable income.

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

The Company accounts for Uncertainty in Income Taxes under the provisions of ASC 740 which defines the thresholds for recognizing the benefits of tax return positions in the financial statements as "more likely than not" to be sustained by the taxing authority. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2022 and 2021, the Company has recorded $0.9 million and $0.6 million respectively, in unrecognized tax benefits.

The Company's policy is to recognize both interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2022, and 2021, respectively, there were no interest or penalties associated with unrecognized tax benefits. The following is a reconciliation of the total amount of unrecognized tax benefits (in thousands):

	December 31,
	2022	2021
Unrecognized benefit at beginning of year	$582	$315
Additions/reductions for tax positions related to the current year	274	267
Unrecognized benefit at end of year	$856	$582

The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2019 through December 31, 2022. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in process.

11. Net loss per share

The Company’s potentially dilutive securities, which include preferred stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021
Options to purchase common stock	3,460,897	2,778,963
Unvested shares from early exercises	59,445	169,619

12. Commitments and contingencies

Legal proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2022, there were no matters which would have a material impact on the Company’s financial results.

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

The following table summarizes the presentation of the Company's operating leases on its consolidated balance sheet:

Leases	Balance sheet classification	December 31, 2022
Assets
Operating lease assets	Other assets	$2,066
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$889
Noncurrent
Operating lease liabilities	Other long term liabilities	1,560
Total lease liabilities		$2,449

The components of lease cost under ASC 842 included in the Company’s consolidated statement of operations for the year ended December 31, 2022 were as follows:

		Year Ended December 31,
Lease Cost	Statement of operations classification	2022
Operating lease cost	Research and development	$593
Operating lease cost	General and administrative	165
Variable lease cost	Research and development	437
Variable lease cost	General and administrative	122
Total lease cost		$1,317

The weighted average remaining lease term and weighted average discount rate of the operating leases was 3.0 years and 5.0%, respectively, at December 31, 2022. The Company made cash payments for amounts included in the measurement of operating liabilities of $0.8 million for the year ended December 31, 2022.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2022 are as follows (in thousands):

Maturity of lease liabilities	Amount
2023	$910
2024	883
2025	833
Total lease payments	2,626
Less: interest	(177)
Present value of operating lease liabilities	$2,449

14. Employee benefit plans

The Company has a 401(k) retirement plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan within statutory and 401(k) plan limits. The Company implemented a matching contribution in 2022 and has made $0.3 million matching contributions during the year ended December 31, 2022.

15. Subsequent Events

On January 19, 2023, the Company announced a strategic prioritization of clinical development of CYT-0851, which included the discontinuation of preclinical efforts and a workforce reduction by approximately 70% of the Company's workforce. The Company expects to complete the reduction in its workforce in the first quarter of 2023. The Company estimates that, in connection with these changes, it will incur aggregate charges of approximately $2.5 million to $3 million, all of which are anticipated to result in future cash expenditures, primarily for employee severance and benefit costs, the majority of which are expected to be incurred in the first quarter of 2023.