Form 10-K/A
period 2022-12-31
Cyteir Therapeutics, Inc.
filed 2023-05-02
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____________TO_____________

Commission File Number 001-40499

Cyteir Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	45-5429901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
99 Hayden Ave., Building B, Suite 450 Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 857-285-4140

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CYT	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Ex change Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2022, was $69,456,355.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2023 was 35,646,971.

DOCUMENTS INCORPORATED BY REFERENCE

A definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders was filed with the Securities and Exchange Commission on April 27, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Boston, MA

EXPLANATORY NOTE

On March 23, 2023, Cyteir Therapeutics, Inc. (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K (the "Amendment") is solely to correct the inadvertent omission of paragraph 4(b) from Exhibit 31.1, Certification of the Chief Executive Officer, and Exhibit 31.2, Certification of the Chief Financial Officer (together, the “Certifications”), each as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). New Certifications with the appropriate corrections are filed as Exhibits 31.1 and 31.2 attached hereto, respectively. Because no financial statements are included with this Amendment, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted. No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K and the Original Form 10-K continues to speak as of the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the Original Form 10-K.

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Amendment.

(3)
Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEIR THERAPEUTICS, INC.

Date: May 2, 2023	By:	/s/ Markus Renschler, M.D.
Markus Renschler, M.D.
President and Chief Executive Officer