Form 10-Q
period 2023-03-31
Cyteir Therapeutics, Inc.
filed 2023-05-10
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 35,512,837 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” "estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We include forward-looking information in our discussion of the following, among other topics, the initiation, timing, progress and results of our current and future clinical trials, including disclosing initial or preliminary data from our CYT-0851 combination cohorts with capecitabine and gemcitabine in mid-2023, advancing CYT-0851 into one or more expansion cohorts in 2023, advancing CYT-0851 into a randomized phase 2 clinical trial with registrational intent in platinum resistant ovarian cancer; and our estimates regarding our cash runway, expenses, future revenue, capital requirements and needs for additional financing.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on March 23, 2023, which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$137,204	$147,120
Prepaid expenses and other current assets	1,190	2,089
Total current assets	$138,394	$149,209
Property and equipment, net	323	1,699
Other assets	259	2,324
Total assets	$138,976	$153,232
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$674	$1,128
Accrued expenses and other current liabilities	3,287	4,187
Total current liabilities	$3,961	$5,315
Other long term liabilities	39	1,631
Total liabilities	$4,000	$6,946
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 40,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 280,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 35,658,429 and 35,575,694 shares issued as of March 31, 2023 and December 31, 2022, respectively; 35,624,127 and 35,516,249 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	285,541	284,365
Accumulated deficit	(150,600)	(138,114)
Total stockholders’ equity	134,976	146,286
Total liabilities and stockholders’ equity	$138,976	$153,232

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of operations

	Three Months Ended March 31,
(in thousands, except share and per share amounts) (unaudited)	2023	2022
Operating expenses:
Research and development	$9,312	$10,088
General and administrative	4,110	4,043
Total operating expenses	13,422	14,131
Loss from operations	(13,422)	(14,131)
Other income (expense):
Interest income	1,543	29
Loss on disposal of property and equipment	(925)	-
Gain on lease terminations and modification	318	-
Total other income (expense)	936	29
Net loss	$(12,486)	$(14,102)
Net loss per share—basic and diluted	$(0.35)	$(0.40)
Weighted-average common stock outstanding—basic and diluted	35,587,806	35,241,251

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance At December 31, 2021	35,219,834	$35	$279,310	$(92,053)	$187,292
Exercise of common stock options	19,575	—	19	—	19
Vesting of early exercised options	32,605	—	39	—	39
Stock-based compensation expense	—	—	1,255	—	1,255
Net loss	—	—	—	(14,102)	(14,102)
Balance At March 31, 2022	35,272,014	$35	$280,623	$(106,155)	$174,503

	Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance At December 31, 2022	35,516,249	$35	$284,365	$(138,114)	$146,286
Exercise of common stock options	41,588	—	42	—	42
Vesting of early exercised options	25,144	—	31	—	31
Issuance of common stock under ESPP	41,146	—	61	—	61
Stock-based compensation expense	—	—	1,042	—	1,042
Net loss	—	—	—	(12,486)	(12,486)
Balance At March 31, 2023	35,624,127	$35	$285,541	$(150,600)	$134,976

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

	Three Months Ended March 31,
(in thousands) (unaudited)	2023	2022
Cash flows from operating activities:
Net loss	$(12,486)	$(14,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	150	159
Stock-based compensation	1,042	1,255
Non-cash lease expense	158	154
Loss on disposal of property and equipment	925	—
Gain on lease terminations and modification	(318)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,051	(322)
Accounts payable	(454)	1,713
Accrued expenses and other current liabilities	(235)	(1,025)
Net cash used in operating activities	$(10,167)	$(12,168)
Cash flows from investing activities:
Purchases of property and equipment	—	(191)
Proceeds from sales of property and equipment	150	—
Net cash provided by (used) in investing activities	$150	$(191)
Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	61	—
Proceeds from exercise of stock options	42	19
Net cash provided by financing activities	$103	$19
Net decrease in cash, cash equivalents, and restricted cash	(9,914)	(12,340)
Cash, cash equivalents and restricted cash at beginning of period	147,377	189,979
Cash, cash equivalents and restricted cash at end of period	$137,463	$177,639
Supplemental disclosure of cash flows
Property and equipment purchases in accounts payable	$—	$11
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$(1,908)	—
Vesting of early exercised options	$31	$39

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$137,204	$177,383
Restricted cash (included in other assets)	259	256
Total cash, cash equivalents, and restricted cash	$137,463	$177,639

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

Liquidity

The Company has incurred net operating losses since inception and has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the issuance of common stock in its initial public offering, or IPO. As of March 31, 2023, the Company had cash and cash equivalents of $137.2 million and an accumulated deficit of $150.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future.

The Company expects that its cash and cash equivalents as of March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are available to be issued.

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

COVID-19 considerations

The development of the Company’s product candidates could be disrupted and materially adversely affected in by a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic. These disruptions related to the COVID pandemic could affect the Company’s business, including, but not limited to, the ability of the Company's clinical research organizations, or CROs, to conduct clinical trials in countries outside of the United States, the Company’s ability to identify suitable clinical sites or open those sites for enrollment due to competing business needs, the Company’s ability to enroll patients due to their fear of coming into medical facilities and their perceived risk of becoming infected at such facilities, and the Company’s ability to monitor the clinical data generated at its clinical sites, required for completion of clinical trials.

2. Summary of significant accounting policies

The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2022 and 2021 ("audited financial statements"), which are included in the Company's Annual Report on Form 10-K that was filed with the SEC on March 23, 2023. Since the date of the financial statements, there have been no changes to the Company's significant accounting policies, except as noted below.

Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2023, and the condensed consolidated statements of operations, statements of changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 and condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2023 and the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

3. Fair value measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		March 31, 2023
Assets:	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)		Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$136,975	$136,975		$—		$—
Total assets	$136,975	$136,975	$		$

		December 31, 2022
Assets	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$146,870	$146,870	$—	$—
Total assets	$146,870	$146,870	$—	$—

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of its standard checking accounts and money market funds, are based on quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid research and development expenses	$273	$786
Prepaid insurance	452	982
Prepaid other	213	304
Other receivables	252	17
Total	$1,190	$2,089

5. Property and equipment, net

On January 19, 2023, the Company announced a strategic prioritization of clinical development of CYT-0851, which included the discontinuation of preclinical efforts and a workforce reduction by approximately 70% of the Company's workforce. For the three months ended March 31, 2023, the Company recognized a loss on disposal of property and equipment totaling $0.9 million on the Company's condensed consolidated statements of operations.

Property and equipment, net consisted of the following (in thousands):

Acquisition cost	Laboratory and computer equipment	Leasehold improvements	Total
As of December 31, 2022	$1,846	$1,675	$3,521
Disposals	(1,752)	(1,266)	(3,018)
As of March 31, 2023	$94	$409	$503

Accumulated depreciation and amortization	Laboratory and computer equipment	Leasehold improvements	Total
As of December 31, 2022	$(827)	$(995)	$(1,822)
Depreciation expense	(56)	(94)	(150)
Disposals	866	926	1,792
As of March 31, 2023	$(17)	$(163)	$(180)

Carrying amount	Laboratory and computer equipment	Leasehold improvements	Total
As of December 31, 2022	$1,019	$680	$1,699
As of March 31, 2023	$77	$246	$323

For both the three months ended March 31, 2023 and 2022, depreciation and amortization expense related to property and equipment was $0.2 million.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development expenses	$1,394	$1,356
Accrued compensation	1,229	1,510
Accrued other	566	432
Operating lease liabilities	98	889
Total accrued expenses and other current liabilities	$3,287	$4,187

7. Common stock

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The holders of the common stock are entitled to one vote for each share of common stock held submitted to a vote of stockholders, and there are not any cumulative voting rights. Holders of common stock are entitled to receive proportionately any dividends as may be declared by our board of directors subject to any preferential dividend rights of any series of preferred stock that the Company may designate and issue in the future.

As of March 31, 2023 and December 31, 2022, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	March 31,	December 31,
	2023	2022
Options to purchase common stock	4,208,336	3,460,897
Remaining shares reserved for future issuance	6,697,386	5,706,345
Total	10,905,722	9,167,242

8. Stock-based compensation

2012 Stock Incentive Plan

The Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”) in November 2012 pursuant to which the Company can issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciate rights shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price may be less than fair market value if the stock award is granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of the Company. The maximum term of options granted under the 2012 Plan is ten years, and stock options typically vest over a four-year period. The Board may assign vesting terms to the stock option grants as deemed appropriate. The Company also has the right of refusal to purchase any proposed disposition of shares issued under the 2012 Plan. The 2012 Plan allows for early exercise of all stock option grants if authorized by the Board at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees may accelerate vesting in the event of a change of control of the Company unless assumed or substituted by the acquirer or surviving entity. The 2012 Plan has been subsequently amended and provides for the issuance of up to 6,941,421 shares of common stock as of March 31, 2023, of which 2,732,632 shares of common stock remained available for future grant under the 2012 Plan upon the effectiveness of the 2021 Equity Incentive Plan (the “2021 Plan”) and were made available for future issuance under the 2021 Plan.

2021 Equity Incentive Plan

In June 2021, the Company’s board of directors adopted and the Company’s stockholders approved the 2021 Plan, which became effective immediately prior to the effectiveness of the registration statement for the IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the 2021 Plan, the number of shares of common stock reserved for issuance under the 2021 Plan was 5,932,632, which represents 3,200,000 shares along with 2,732,632 shares of common stock reserved for issuance under the 2012 Plan that remained available for grant under the 2012 Plan immediately prior to the effectiveness of the 2021 Plan. Shares of the Company's common stock subject to outstanding awards granted under the 2012 Plan that expire unexercised or are terminated, surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will become available for issuance under the 2021 Plan. Upon adoption of the 2021 Plan, the Company ceased the grant of additional awards under the 2012 Plan. The 2021 Plan includes an "evergreen" provision, which provides for an annual increase to be added on January 1st of each year beginning in 2022 and continuing through and including 2031 by the lesser of (i) 5% of the number of shares of Stock outstanding as of such date and (ii) an amount determined by the board of directors. On January 1, 2023, the number of shares of Common Stock reserved and available for issuance under the 2021 Plan increased by 1,778,784 shares.

At March 31, 2023, 6,697,386 shares of common stock remained available for future grant under the 2021 Plan.

2021 Employee Stock Purchase Plan

In June 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the IPO. The ESPP is administered by the compensation committee of the Company’s board of directors, except that the Company’s board of directors may at any time act as the administrator of the ESPP. The ESPP provides participating employees with the opportunity to purchase shares of common stock, with an initial aggregate share pool of 300,000 shares of common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year beginning in 2022 and continuing through and including 2031 by the least of (i) 1% of the number of shares of Stock outstanding as of such date, (ii) 600,000 shares of Stock and (iii) the number of shares of Stock determined by the Company’s board of directors on or prior to such date for such year, up to a maximum of 6,300,000 shares in the aggregate. On January 1, 2023, the number of shares of Common Stock reserved and available for issuance under the ESPP increased by 355,756 shares.

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

The Company issued 41,147 common shares under the ESPP during the three months ended March 31, 2023 at an average price per share of $1.49. Cash received from purchases under the ESPP for the three months ended March 31, 2023 was $0.1 million. The Company recognized an immaterial amount of compensation expense for the ESPP during the three months ended March 31, 2023.

Early exercise of unvested stock options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in long-term liabilities on the condensed consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of March 31, 2023 and December 31, 2022, there were 34,302 and 59,446 unvested shares related to early exercises of stock options, respectively.

Stock option valuation

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	March 31, 2023	December 31, 2022
Risk-free interest rate range	3.65%	1.89%-4.23%
Dividend yield	0.0%	0.0%
Expected life of options (years)	6.0	6.0
Volatility rate range	93.3%	92.4%-93.3%

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	3,460,897	$5.60	8.23	$375
Granted	1,049,357	$1.69	—	—
Exercised	(41,588)	$1.02	—	—
Forfeited or cancelled	(260,330)	$5.50	—	—
Outstanding as of March 31, 2023	4,208,336	$4.68	6.68	$586
Options vested and exercisable as of March 31, 2023	1,800,643	$5.75	5.23	$343

As of March 31, 2023, there was $6.8 million of unrecognized stock-based compensation expense related to the share-based compensation arrangements under the 2012 Plan. The Company expects to recognize this amount over a weighted-average period of 2.5 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The weighted-average grant date fair value of the Company’s stock options granted during the three months ended March 31, 2023 and 2022 was $1.31 and $4.52, respectively.

The total fair value of options vested during the three months ended March 31, 2023 and 2022 was $1.5 million and $1.1 million, respectively.

Stock-based compensation expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$422	$425
General and administrative	620	830
Total stock-based compensation expense	$1,042	$1,255

9. Net loss per share

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	4,208,336	3,421,653
Unvested shares from early exercises	34,302	137,015

10. Commitments and Contingencies

Legal proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2023, there were no matters which would have a material impact on the Company’s financial results.

11. Leases

Operating Lease

In August 2018, the Company entered into an operating lease agreement (the "Lease") for office and laboratory space within the building complex located in Lexington, Massachusetts. The Lease commenced in November 2018, and as subsequently amended, is approximately 14,636 rentable square feet (“Original Premises”) and has a maturity date of October 31, 2023. In July 2021, the Company entered into the second amendment of the Lease and expanded the office space by approximately 5,531 square feet (the “Expansion Premises”), and extended the maturity date to December 31, 2025 for both the Original Premises and Expansion Premises. Lease payments are made monthly, subject to a 3% annual rent increase, and the Company pays for its proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the Lease.

On March 29, 2023, the Company entered into a Lease Amendment and Termination Agreement (the “Amendment”) with respect to the operating lease with 99 Hayden LLC, which covers certain laboratory and office space at Ledgemont Technology Center at 99 Hayden Avenue, Lexington, Massachusetts (the “Premises”). The Amendment amends the terms of the Lease to terminate the Lease as of March 31, 2023, subject to completion of the requisite surrender requirements, with respect to approximately 14,636 rentable square feet consisting of office and lab space located on two floors of the Premises, and 140 rentable square feet of storage space located on the Premises. Under the terms of the Amendment, the Company will retain and consolidate into the remaining 5,531 rentable square feet of office space under the Lease at the Premises, which will serve as the Company's principal executive office, until October 31, 2023, at which time the Lease will terminate in its entirety. Prior to the expiration of the Lease, the Company intends to assess its real estate needs and plan appropriately. The Company recognized a gain on lease terminations and modification of $0.3 million for the three months ended March 31, 2023 on the condensed consolidated statement of operations and derecognized $2.2 million in lease liabilities and $1.9 million in right of use assets on the condensed consolidated balance sheets.

The following table summarizes the presentation of the Company's operating leases on its consolidated balance sheet:

Leases	Balance sheet classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Other assets	$—	$2,066
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$98	$889
Noncurrent
Operating lease liabilities	Other long term liabilities	—	1,560
Total lease liabilities		$98	$2,449

The components of lease cost under ASC 842 included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022 were as follows:

		Three Months Ended March 31,
Lease Cost	Statement of operations classification	2023	2022
Operating lease cost	Research and development	$136	$146
Operating lease cost	General and administrative	51	47
Variable lease cost	Research and development	92	113
Variable lease cost	General and administrative	35	36
Total lease cost		$314	$342

The weighted average remaining lease term and weighted average discount rate of the operating leases was 0.6 years and 5.0%, respectively, at March 31, 2023. The Company made cash payments for amounts included in the measurement of operating liabilities of $0.2 million for the three months ended March 31, 2023.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2023 were as follows (in thousands):

Maturity of lease liabilities	Amount
2023 (excluding the three months ended March 31, 2023)	$100
2024	—
2025	—
2026	—
2027	—
Total lease payments	100
Less: interest	(2)
Present value of operating lease liabilities	$98

12. Employee benefit plans

The Company has a 401(k) retirement plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan within statutory and 401(k) plan limits. The Company implemented a matching contribution in 2022 and has made $0.1 million matching contributions for the three months ended March 31, 2023.

13. Restructuring

On January 19, 2023, the Company announced a strategic prioritization of clinical development of CYT-0851, which included the discontinuation of preclinical efforts and a workforce reduction by approximately 70% of the Company's workforce. For the three months ended March 31, 2023, the Company estimated and incurred $2.3 million of restructuring charges related to termination benefits and other related charges of which $1.6 million and $0.7 million, respectively, were recorded in research and development expenses and general and administrative expenses in the Company's condensed consolidated statements of operations. Non-cash expenses related to the strategic prioritization, consisting of an estimated $0.9 million loss on disposal of property and equipment and a gain of $0.3 million on lease terminations and modification and were recorded in other income (expense) in the Company's condensed consolidated statements of operations. The Company made $1.7 million of cash payments related to this restructuring during the three months ended March 31, 2023. As of March 31, 2023, the restructuring accrual was approximately $0.6 million and was recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet.

The following table outlines our restructuring activities for the three months ended March 31, 2023 (in thousands):

Opening Balance - December 31, 2022	$-
Employee termination-related charges	2,318
Payments	(1,742)
Balance - March 31, 2023	$576

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K that was filed on March 23, 2023 with the U.S. Securities and Exchange Commission, or SEC.

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview

We are a clinical-stage oncology company focused on the development of CYT-0851, an oral investigational drug candidate that inhibits monocarboxylate transporters.

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

In January 2023, we reported encouraging preliminary clinical activity in a small number of patients observed in the phase 1 dose-escalation cohort with CYT-0851 in combination with capecitabine in advanced ovarian cancer. In this combination dose-escalation cohort, we enrolled a total of thirteen patients at dose levels of 100 mg to 400 mg of CYT-0851, which included five patients with advanced ovarian cancer. Based on preliminary data for these five patients, we observed one confirmed partial response, two disease stabilizations and two patients that were non-evaluable. Overall, CYT-0851 was generally well tolerated. At the highest tested dose, no dose-limiting toxicities were observed. Based on these results, we determined that 400 mg of CYT-0851 was the recommended phase 2 dose in combination with capecitabine, and we expanded enrollment in the CYT-0851 and capecitabine combination cohort to enroll additional patients with advanced ovarian cancer. Enrollment is ongoing and we expect to disclose initial data from these additional patients in mid-2023. If the data from these additional patients further support our focus on ovarian cancer, we intend to add a phase 2 expansion cohort of this combination and, if warranted, pursue further development and potential registration of CYT-0851 in combination with capecitabine as an all-oral treatment for platinum resistant ovarian cancer.

We also continue to evaluate CYT-0851 in combination with gemcitabine in phase 1 dose-escalation cohorts, and we expect to disclose preliminary results from these cohorts in mid-2023. In January 2023, we announced the suspension of enrollment in the CYT-0851 phase 2 monotherapy cohort due to insufficient activity observed with CYT-0851 alone. In addition to prioritizing CYT-0851 development as a potential combination therapy to treat advanced ovarian cancer, we deferred all other research and development activities and reduced our headcount to 15 employees.

Since our inception in 2012, we have focused primarily on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of novel therapeutics. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of securities, including an aggregate of approximately $141.0 million of gross proceeds from the sale of redeemable convertible preferred stock and approximately $149.1 million of gross proceeds from the sale of common stock in our IPO, as of March 31, 2023.

We have incurred significant operating losses since inception, including net losses of $12.5 million and $14.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022 we had an accumulated deficit of $150.6 million and $138.1 million, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we:

•
continue the research and development of CYT-0851;
•
initiate and conduct clinical trials for CYT-0851;
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

As of March 31, 2023, we had cash and cash equivalents of $137.2 million. We believe that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

A significant portion of our research and development costs have been external costs, which we tracked on a program-by-program basis after a clinical drug candidate was been identified. Our internal research and development costs are primarily personnel-related costs, internal lab costs and other indirect costs. The majority of our external research and development expenses to date have been incurred in connection with CYT-0851.

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

We expect that our general and administrative expenses may increase in the future as we increase our general and administrative headcount to support our continued research activities and development of our drug candidates.

Other income (expense)

Other income (expense) primarily consists of interest income earned on cash equivalents that generate interest on a monthly basis.

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$9,312	$10,088	$(776)
General and administrative	4,110	4,043	67
Total operating expenses	13,422	14,131	(709)
Loss from operations	(13,422)	(14,131)	709
Other income(expense):
Interest income	1,543	29	1,514
Loss on disposal of property and equipment	(925)	—	(925)
Gain on lease terminations and modification	318	—	318
Total other income(expense)	936	29	907
Net loss	$(12,486)	$(14,102)	$1,616

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Direct research and development expenses by program:
MCT inhibitor programs	$3,892	$5,510	$(1,618)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	4,137	2,916	1,221
Other expenses	1,283	1,662	(379)
Total research and development expenses	$9,312	$10,088	$(776)

Research and development expenses for the three months ended March 31, 2023 were $9.3 million, which decreased by $0.8 million from $10.1 million for the three months ended March 31, 2022. The decrease in research and development expenses was primarily attributable to the following:

•
a $1.6 million decrease in costs related to our monocarboxylate transporter, or MCT, inhibitor programs driven by decreased costs in external research activities, partially offset by increased costs related to our ongoing clinical trial;
•
a $0.4 million decrease in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts; and
•
a $1.2 million increase in personnel-related costs, including stock-based compensation expense, primarily due to severance-related costs associated with our strategic prioritization.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 were $4.1 million, which increased by $0.1 million from $4.0 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•
a $0.3 million increase in personnel costs, including stock-based compensation expense, primarily due to severance-related costs associated with our strategic prioritization; and
•
a $0.2 million decrease in other general and administrative expenses, including insurance and state taxes.

Total other income (expense)

Total other income (expense) for the three months ended March 31, 2023 was $0.9 million, which increased by $0.9 million from an immaterial amount for the three months ended March 31, 2022. The increase in other income (expense) was attributable to the following:

•
a $1.5 million increase in interest income due to higher interest rates on our cash equivalents, which are primarily invested in money market funds;
•
a $0.3 million increase due to gain on lease terminations and modification; and
•
a $0.9 million decrease due to loss on disposal of property and equipment.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of our common stock in our IPO. From inception through March 31, 2023, we have raised an aggregate of approximately $141.0 million from the sale of redeemable convertible preferred stock and $136.1 million in net proceeds from the sale of our common stock with the completion of the IPO.

Funding requirements

As of March 31, 2023, our cash and cash equivalents on hand were $137.2 million. We believe that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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
•
the extent to which we in-license or acquire rights to other products, drug candidates, or technologies;
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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(10,167)	$(12,168)
Net cash provided (used) in investing activities	150	(191)
Net cash provided by financing activities	103	19
Net decrease in cash, cash equivalents and restricted cash	$(9,914)	$(12,340)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2023 was $10.2 million, compared to $12.2 million for the same period in 2022. Significant factors in the $2.0 million decrease in net cash used in operating activities include:

•
a decrease in net loss of $1.6 million due to a decrease in research and development expense of $0.8 million offset by an increase in general and administrative expenses of $0.1 million and an increase of total other income of $0.9 million;
•
an offsetting net change in our net operating assets and liabilities, primarily due to a $0.8 million increase in accrued expenses and other current liabilities and a $1.4 million increase in prepaids and other current assets; offset by a $2.2 million decrease in accounts payable; and
•
offset by an increase in non-cash charges of $0.6 million, consisting of a $0.9 million increase from loss on disposal of property and equipment offset by a $0.3 million decrease in stock-based compensation expense.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2023 and 2022 was $0.2 million due to sale of property and equipment.

Net cash used in investing activities for during the three months ended March 31, 2022. was $0.2 million due to purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.1 million, consisting of proceeds from issuance of common stock under our ESPP and proceeds from exercise of stock options.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our primary exposure to market risk is interest rate sensitivity, which is impacted by changes to the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and restricted cash of $137.5 million and $149.4 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of March 31, 2023 and December 31, 2022, we had no debt outstanding, and therefore we are not subject to interest rate risk related to debt.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclose by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q, before deciding to invest in our common stock.

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our planned use of the net proceeds from the IPO as described in our final prospectus dated June 17, 2021 has changed due to the prioritization of development of our CYT-0851 program and suspension of internal research. As a result, we currently expect to use our cash and cash equivalents, which include the net proceeds from our IPO, to advance the clinical development of CYT-0851 through the enrollment period of a randomized phase 2 trial with registrational intent as a combination therapy in combination with capecitabine or gemcitabine, and for working capital and other general corporate purposes.

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
3.1

Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-40499) filed with the SEC on June 25, 2021)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-40499) filed with the SEC on June 25, 2021)
10.1+

Employment Agreement between Cyteir Therapeutics, Inc. and David Gaiero, dated January 17, 2023 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 001-40499) filed with the SEC on March 23, 2023)

10.2*+	Employment Agreement between Cyteir Therapeutics, Inc. and Adam Veness, dated April 15, 2022
10.3

Lease Amendment and Termination Agreement, by and between 99 Hayden LLC and Cyteir Therapeutics, Inc., dated as of March 29, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40499) filed with the SEC on April 3, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyteir Therapeutics, Inc.

Date: May 10, 2023	By:	/s/ Markus Renschler
Markus Renschler, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ David Gaiero
David Gaiero
Chief Financial Officer and Treasurer (Principal Financial Officer)