Form 10-Q
period 2023-06-30
Cyteir Therapeutics, Inc.
filed 2023-08-07
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 35,998,024 shares of common stock, $0.001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” "estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We include forward-looking information in our discussion of the following, among other topics, the planned timing of our liquidation and dissolution, our intent to wind down our clinical trial of CYT-0851, and our estimates regarding our cash runway, expenses, and capital requirements.

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

Some of the key factors that could cause actual results to differ include that:

• To the extend our liabilities, other obligations and expenses or claims against us are higher than we currently anticipate or larger contingency reserves are established, the amount available for distribution to our stockholders will be diminished.

• We may not be successful in selling our clinical assets and programs, which would decrease the amount of cash available to distribute to our stockholders.

• The exact amount or timing of any liquidating distributions to our stockholders under our plan of liquidation and dissolution is uncertain.

• If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, any stockholder receiving liqudiating distributions could be held liable for payment to our creditors of their pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

• Our stock transfer books will be closed at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State, after which it will not be possible for stockholders to publicly trade our stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$133,635	$147,120
Prepaid expenses and other current assets	278	2,089
Total current assets	$133,913	$149,209
Property and equipment, net	215	1,699
Other assets	260	2,324
Total assets	$134,388	$153,232
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,339	$1,128
Accrued expenses and other current liabilities	5,240	4,187
Total current liabilities	$6,579	$5,315
Other long term liabilities	22	1,631
Total liabilities	$6,601	$6,946
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 40,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 280,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 36,005,357 and 35,575,694 shares issued as of June 30, 2023 and December 31, 2022, respectively; 35,992,523 and 35,516,249 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	286,756	284,365
Accumulated deficit	(159,004)	(138,114)
Total stockholders’ equity	127,787	146,286
Total liabilities and stockholders’ equity	$134,388	$153,232

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts) (unaudited)	2023	2022	2023	2022
Operating expenses:
Research and development	$5,403	$8,794	$14,715	$18,882
General and administrative	4,204	3,433	8,314	7,476
Total operating expenses	9,607	12,227	23,029	26,358
Loss from operations	(9,607)	(12,227)	(23,029)	(26,358)
Other income (expense):
Interest income	1,203	106	2,746	135
Loss on disposal of property and equipment	-	-	(925)	-
Gain on lease terminations and modification	-	-	318	-
Total other income (expense)	1,203	106	2,139	135
Net loss	$(8,404)	$(12,121)	$(20,890)	$(26,223)
Net loss per share—basic and diluted	$(0.24)	$(0.34)	$(0.59)	$(0.74)
Weighted-average common stock outstanding—basic and diluted	35,743,580	35,279,376	35,647,202	35,260,378

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance At December 31, 2021	35,219,834	$35	$279,310	$(92,053)	$187,292
Exercise of common stock options	19,575	—	19	—	19
Vesting of early exercised options	32,605	—	39	—	39
Stock-based compensation expense	—	—	1,255	—	1,255
Net loss	—	—	—	(14,102)	(14,102)
Balance At March 31, 2022	35,272,014	$35	$280,623	$(106,155)	$174,503
Exercise of common stock options	4,398	—	5	—	5
Vesting of early exercised options	26,732	—	32	—	32
Stock-based compensation expense	—	—	1,365	—	1,365
Net loss	—	—	—	(12,121)	(12,121)
Balance At June 30, 2022	35,303,144	$35	$282,025	$(118,276)	$163,784

	Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance At December 31, 2022	35,516,249	$35	$284,365	$(138,114)	$146,286
Exercise of common stock options	41,588	—	42	—	42
Vesting of early exercised options	25,144	—	31	—	31
Issuance of common stock under ESPP	41,146	—	61	—	61
Stock-based compensation expense	—	—	1,042	—	1,042
Net loss	—	—	—	(12,486)	(12,486)
Balance At March 31, 2023	35,624,127	$35	$285,541	$(150,600)	$134,976
Exercise of common stock options	351,879	—	428	—	428
Vesting of early exercised options	16,517	—	11	—	11
Stock-based compensation expense	—	—	776	—	776
Net loss	—	—	—	(8,404)	(8,404)
Balance At June 30, 2023	35,992,523	$35	$286,756	$(159,004)	$127,787

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

	Six Months Ended June 30,
(in thousands) (unaudited)	2023	2022
Cash flows from operating activities:
Net loss	$(20,890)	$(26,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	258	328
Stock-based compensation	1,818	2,620
Non-cash lease expense	158	398
Loss on disposal of property and equipment	925	—
Gain on lease terminations and modification	(318)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,811	(30)
Accounts payable	211	1,828
Accrued expenses and other current liabilities	1,717	(1,969)
Other long term liabilities	(6)	—
Net cash used in operating activities	$(14,316)	$(23,048)
Cash flows from investing activities:
Purchases of property and equipment	—	(302)
Proceeds from sales of property and equipment	303	—
Net cash provided by (used) in investing activities	$303	$(302)
Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	61	—
Proceeds from exercise of stock options	470	24
Net cash provided by financing activities	$531	$24
Net decrease in cash, cash equivalents, and restricted cash	(13,482)	(23,326)
Cash, cash equivalents and restricted cash at beginning of period	147,377	189,979
Cash, cash equivalents and restricted cash at end of period	$133,895	$166,653
Supplemental disclosure of cash flows
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$(1,908)	—
Vesting of early exercised options	$42	$71

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$133,635	$166,396
Restricted cash (included in other assets)	260	257
Total cash, cash equivalents, and restricted cash	$133,895	$166,653

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Notes to condensed consolidated financial statements – (unaudited)

1. Nature of the business

On June 30, 2023, Cyteir Therapeutics, Inc., (the “Company”) announced the discontinuation of development of CYT-0851, its investigational monocarboxylate transporter inhibitor, and that the Company would initiate a plan to liquidate its assets following an orderly wind down of the Company’s operations, and return remaining cash to shareholders. CYT-0851 was being evaluated in a Phase 1 combination study with capecitabine or gemcitabine in advanced ovarian cancer and other solid tumors. The Company will continue to treat patients currently enrolled in the Company’s Phase 1 combination study with capecitabine or gemcitabine until the conlcusion of the study. Through 2022, the Company used its expertise in DNA damage response biology and a disciplined approach to select targets for other novel, differentiated programs with the aim of building a patient-centric portfolio of effective cancer therapies. In January 2023, the Company announced a strategic prioritization that included the discontinuation of these preclinical efforts.

The Company was formed as a Delaware corporation on June 4, 2012, pursuant to the General Corporation Law of the State of Delaware. The Company has a principal office in Lexington, Massachusetts.

Liquidity

The Company has incurred net operating losses since inception and has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the issuance of common stock in its initial public offering, or IPO. As of June 30, 2023, the Company had cash and cash equivalents of $133.6 million and an accumulated deficit of $159.0 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future.

The Company expects that its cash and cash equivalents as of June 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are available to be issued, or until the effectiveness of the Company’s dissolution.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2023, and the condensed consolidated statements of operations, statements of changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

3. Fair value measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		June 30, 2023
Assets:	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)		Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$133,405	$133,405		$—		$—
Total assets	$133,405	$133,405	$		$

		December 31, 2022
Assets	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$146,870	$146,870	$—	$—
Total assets	$146,870	$146,870	$—	$—

During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of its standard checking accounts and money market funds, are based on quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development expenses	$80	$786
Prepaid insurance	-	982
Prepaid other	103	304
Other receivables	95	17
Total	$278	$2,089

5. Property and equipment, net

On January 19, 2023, the Company announced a strategic prioritization of clinical development of CYT-0851, which included the discontinuation of preclinical efforts and a workforce reduction by approximately 70% of the Company's workforce. For the six months ended June 30, 2023, the Company recognized a loss on disposal of property and equipment totaling $0.9 million on the Company's condensed consolidated statement of operations.

Property and equipment, net consisted of the following (in thousands):

Acquisition cost	Laboratory and computer equipment	Leasehold improvements	Total
As of December 31, 2022	$1,846	$1,675	$3,521
Disposals	(1,752)	(1,266)	(3,018)
As of June 30, 2023	$94	$409	$503

Accumulated depreciation and amortization	Laboratory and computer equipment	Leasehold improvements	Total
As of December 31, 2022	$(827)	$(995)	$(1,822)
Depreciation expense	(59)	(199)	(258)
Disposals	866	926	1,792
As of June 30, 2023	$(20)	$(268)	$(288)

Carrying amount	Laboratory and computer equipment	Leasehold improvements	Total
As of December 31, 2022	$1,019	$680	$1,699
As of June 30, 2023	$74	$141	$215

For the three months ended June 30, 2023 and 2022, depreciation and amortization expense related to property and equipment was $0.1 million and $0.2 million, respectively. For both the six months ended June 30, 2023 and 2022, depreciation and amortization expense related to property and equipment was $0.3 million.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development expenses	$1,636	$1,356
Accrued compensation	3,257	1,510
Accrued other	290	432
Operating lease liabilities	57	889
Total accrued expenses and other current liabilities	$5,240	$4,187

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

As of June 30, 2023 and December 31, 2022, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	June 30,	December 31,
	2023	2022
Options to purchase common stock	3,100,390	3,460,897
Remaining shares reserved for future issuance	7,457,120	5,706,345
Total	10,557,510	9,167,242

8. Stock-based compensation

2012 Stock Incentive Plan

The Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”) in November 2012 pursuant to which the Company can issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciate rights shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price may be less than fair market value if the stock award is granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of the Company. The maximum term of options granted under the 2012 Plan is ten years, and stock options typically vest over a four-year period. The Board may assign vesting terms to the stock option grants as deemed appropriate. The Company also has the right of refusal to purchase any proposed disposition of shares issued under the 2012 Plan. The 2012 Plan allows for early exercise of all stock option grants if authorized by the Board at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees may accelerate vesting in the event of a change of control of the Company unless assumed or substituted by the acquirer or surviving entity. The 2012 Plan has been subsequently amended and provides for the issuance of up to 6,941,421 shares of common stock as of June 30, 2023, of which 2,732,632 shares of common stock remained available for future grant under the 2012 Plan upon the effectiveness of the 2021 Equity Incentive Plan (the “2021 Plan”) and were made available for future issuance under the 2021 Plan.

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

At June 30, 2023, 7,457,120 shares of common stock remained available for future grant under the 2021 Plan.

2021 Employee Stock Purchase Plan

In June 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the IPO. The ESPP is administered by the compensation committee of the Company’s board of directors, except that the Company’s board of directors may at any time act as the administrator of the ESPP. On July 13, 2023, the Compensation Committee suspended all future purchases under the ESPP, effective as of July 14, 2023, such that no new ESPP option periods will commence after July 14, 2023.

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

The Company issued 41,147 common shares under the ESPP during the six months ended June 30, 2023 at an average price per share of $1.49. Cash received from purchases under the ESPP for the six months ended June 30, 2023 was $0.1 million. The Company recognized an immaterial amount of compensation expense for the ESPP during the six months ended June 30, 2023.

Early exercise of unvested stock options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in long-term liabilities on the condensed consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of June 30, 2023 and December 31, 2022, there were 12,834 and 59,445 unvested shares related to early exercises of stock options, respectively.

Stock option valuation

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	June 30, 2023	December 31, 2022
Risk-free interest rate range	3.64-3.65%	1.89%-4.23%
Dividend yield	0.0%	0.0%
Expected life of options (years)	6.0	6.0
Volatility rate range	93.0-93.3%	92.4%-93.3%

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	3,460,897	$5.60	8.23	$375
Granted	1,054,357	$1.69	—	—
Exercised	(393,467)	$1.20	—	—
Forfeited or cancelled	(1,021,397)	$5.11	—	—
Outstanding as of June 30, 2023	3,100,390	$5.00	7.83	$1,362
Options vested and exercisable as of June 30, 2023	1,580,569	$6.21	6.71	$468

As of June 30, 2023, there was $4.2 million of unrecognized stock-based compensation expense related to the share-based compensation arrangements under the 2012 Plan. The Company expects to recognize this amount over a weighted-average period of 2.4 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The weighted-average grant date fair value of the Company’s stock options granted during the three months ended June 30, 2023 and 2022 was $1.57 and $1.72, respectively.

The total fair value of options vested during the three months ended June 30, 2023 and 2022 was $1.0 million and $2.1 million, respectively.

Stock-based compensation expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$215	$463	$637	$888
General and administrative	561	902	1,181	1,732
Total stock-based compensation expense	$776	$1,365	$1,818	$2,620

9. Net loss per share

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	3,100,390	3,623,819
Unvested shares from early exercises	12,834	110,283

10. Commitments and Contingencies

Legal proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2023, there were no matters which would have a material impact on the Company’s financial results.

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

On March 29, 2023, the Company entered into a Lease Amendment and Termination Agreement (the “Amendment”) with respect to the operating lease with 99 Hayden LLC, which covers certain laboratory and office space at Ledgemont Technology Center at 99 Hayden Avenue, Lexington, Massachusetts (the “Premises”). The Amendment amends the terms of the Lease to terminate the Lease as of March 31, 2023, subject to completion of the requisite surrender requirements, with respect to approximately 14,636 rentable square feet consisting of office and lab space located on two floors of the Premises, and 140 rentable square feet of storage space located on the Premises. Under the terms of the Amendment, the Company will retain and consolidate into the remaining 5,531 rentable square feet of office space under the Lease at the Premises, which will serve as the Company's principal executive office, until October 31, 2023, at which time the Lease will terminate in its entirety. Prior to the expiration of the Lease, the Company intends to assess its real estate needs and plan appropriately. The Company recognized a gain on lease terminations and modification of $0.3 million for the six months ended June 30, 2023 on the condensed consolidated statement of operations and derecognized $2.2 million in lease liabilities and $1.9 million in right of use assets on the condensed consolidated balance sheets.

The following table summarizes the presentation of the Company's operating leases on its consolidated balance sheet:

Leases	Balance sheet classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Other assets	$—	$2,066
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$57	$889
Noncurrent
Operating lease liabilities	Other long term liabilities	—	1,560
Total lease liabilities		$57	$2,449

The components of lease cost under ASC 842 included in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2023 and 2022 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Statement of operations classification	2023	2022	2023	2022
Operating lease cost	Research and development	$15	$158	$135	$304
Operating lease cost	General and administrative	8	33	75	80
Variable lease cost	Research and development	24	131	105	244
Variable lease cost	General and administrative	13	29	59	65
Total lease cost		$60	$351	$374	$693

The weighted average remaining lease term and weighted average discount rate of the operating leases was 0.3 years and 5.0%, respectively, at June 30, 2023. The Company made cash payments for amounts included in the measurement of operating liabilities of $0.3 million for the six months ended June 30, 2023.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2023 were as follows (in thousands):

Maturity of lease liabilities	Amount
2023 (excluding the six months ended June 30, 2023)	$57
Less: interest	—
Present value of operating lease liabilities	$57

12. Employee benefit plans

The Company has a 401(k) retirement plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan within statutory and 401(k) plan limits. The Company implemented a matching contribution in 2022 and has made $0.2 million matching contributions for the six months ended June 30, 2023.

13. Restructuring

On January 19, 2023, the Company announced a strategic prioritization of clinical development of CYT-0851, which included the discontinuation of preclinical efforts and a workforce reduction by approximately 70% of the Company's workforce. For the six months ended June 30, 2023, the Company estimated and incurred $4.5 million of restructuring charges related to termination benefits and other related charges of which $2.7 million and $1.8 million, respectively, were recorded in research and development expenses and general and administrative expenses in the Company's condensed consolidated statements of operations. Non-cash expenses related to the strategic prioritization, consisting of an estimated $0.9 million loss on disposal of property and equipment and a gain of $0.3 million on lease terminations and modification and were recorded in other income (expense) in the Company's condensed consolidated statements of operations.

On June 30, 2023, the Company's Board of Directors announced its discontinuation of all development of CYT-0851 and has determined to dissolve the Company. For the three months ended June 30, 2023, we recognized restructuring charges of $2.2 million related to termination benefits of which $1.1 million were recorded in both research and development expenses and general and administrative expenses in the Company's condensed consolidated statements of operations. For the six months ended June 30, 2023, the Company made $2.3 million of cash payments related to the restructuring. As of June 30, 2023, the restructuring accrual was approximately $2.2 million and was recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet.

The following table outlines our restructuring activities for the six months ended June 30, 2023 (in thousands):

Opening Balance - December 31, 2022	$-
Employee termination-related charges	4,536
Payments	(2,318)
Balance - June 30, 2023	$2,218

14. Subsequent events

On June 30, 2023, the Company's Board of Directors announced its discontinuation of all development of CYT-0851, its investigational monocarboxylate transporter inhibitor, and has determined to dissolve the Company. The Company’s Board of Directors intends to approve a Plan of Liquidation and Dissolution (“Plan of Dissolution”) that would, subject to shareholder approval, include the distribution of remaining cash to shareholders following an orderly wind down of the Company’s operations, including the proceeds, if any, from the sale of its assets. Prior to winding down operations, the Company intends to complete regulatory and patient obligations from the ongoing clinical trial. The Company has engaged independent advisors, who are experienced in the dissolution and liquidation of companies, to assist in the Company’s dissolution and liquidation. The Company also intends to call a special meeting of its shareholders in the second half of 2023 to seek approval of the Plan of Dissolution and will file proxy materials relating to the special meeting with the Securities and Exchange Commission (the “SEC”). If the Company’s shareholders approve the Plan of Dissolution and the likelihood is remote that the Company would return from liquidation, the Company would consider liquidation as imminent and implement liquidation basis of accounting.

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

Overview

On June 30, 2023, we announced the discontinuation of development of CYT-0851, our investigational monocarboxylate transporter inhibitor, and that we would initiate a plan to liquidate our assets following an orderly wind down of our operations, and return remaining cash to shareholders. CYT-0851 was being evaluated in a Phase 1 combination study with capecitabine or gemcitabine in advanced ovarian cancer and other solid tumors. We will continue to treat patients currently enrolled in the Company’s Phase 1 combination study with capecitabine or gemcitabine until the conclusion of the study.

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

In January 2023, we reported preliminary clinical activity in a small number of patients observed in the Phase 1 dose-escalation cohort with CYT-0851 in combination with capecitabine in advanced ovarian cancer. In this combination dose-escalation cohort, we enrolled a total of thirteen patients at dose levels of 100 mg to 400 mg of CYT-0851, which included five patients with advanced ovarian cancer. Based on the results of this study, we determined that 400 mg of CYT-0851 was the recommended Phase 2 dose in combination with capecitabine, and we expanded enrollment in the CYT-0851 and capecitabine combination cohort to enroll additional patients with advanced ovarian cancer. We discontinued enrollment in this study in connection with the announcement of the discontinuation of development of CYT-0851 in June 2023.

In January 2023, we announced the suspension of enrollment in the CYT-0851 Phase 2 monotherapy cohort due to insufficient activity observed with CYT-0851 alone. In addition to prioritizing CYT-0851 development as a potential combination therapy to treat advanced ovarian cancer at that time, we deferred all other research and development activities and reduced our headcount to 15 employees.

Since our inception in 2012, we have focused primarily on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of novel therapeutics. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of securities, including an aggregate of approximately $141.0 million of gross proceeds from the sale of redeemable convertible preferred stock and approximately $149.1 million of gross proceeds from the sale of common stock in our IPO, as of June 30, 2023.

We have incurred significant operating losses since inception, including net losses of $20.9 million and $26.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022 we had an accumulated deficit of $159.0 million and $138.1 million, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we:

•
continue to treat patients currently enrolled in our Phase 1 combination study with capecitabine or gemcitabine;
•
execute the plan of liquidation and dissolution of the Company;
•
obtain, maintain, protect and enforce our intellectual property portfolio; and
•
experience delays or encounter issues with any of the above.

As of June 30, 2023, we had cash and cash equivalents of $133.6 million. We believe that our existing cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date our condensed consolidated financial statements for the period ended June 30, 2023 are available to be issued, or until the effectiveness of our dissolution. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

A significant portion of our research and development costs have been external costs, which we tracked on a program-by-program basis after a clinical drug candidate was identified. Our internal research and development costs were primarily personnel-related costs, internal lab costs and other indirect costs. The majority of our external research and development expenses to date have been incurred in connection with CYT-0851.

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

We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the liquidation and dissolution of the Company. Our level of costs may be highly variable on a quarterly basis.

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

We expect to continue to incur general and administrative expenses in connection with our planned liquidation and dissolution of the Company.

Other income (expense)

Other income (expense) primarily consists of interest income earned on cash equivalents that generate interest on a monthly basis.

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$5,403	$8,794	$(3,391)
General and administrative	4,204	3,433	771
Total operating expenses	9,607	12,227	(2,620)
Loss from operations	(9,607)	(12,227)	2,620
Other income(expense):
Interest income	1,203	106	1,097
Total other income(expense)	1,203	106	1,097
Net loss	$(8,404)	$(12,121)	$3,717

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Direct research and development expenses by program:
MCT inhibitor programs	$2,533	$4,067	$(1,534)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	2,577	3,188	(611)
Other expenses	293	1,539	(1,246)
Total research and development expenses	$5,403	$8,794	$(3,391)

Research and development expenses for the three months ended June 30, 2023 were $5.4 million, which decreased by $3.4 million from $8.8 million for the three months ended June 30, 2022. The decrease in research and development expenses was primarily attributable to the following:

•
a $1.5 million decrease in costs related to our MCT inhibitor programs driven by decreased costs in external research activities and costs related to our ongoing clinical trial;
•
a $0.6 million decrease in personnel-related costs, including stock-based compensation expense, primarily due to decreased headcount associated with our strategic prioritization and restructuring; and
•
a $1.2 million decrease in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 were $4.2 million, which increased by $0.8 million from $3.4 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to a $1.3 million increase in severance-related costs associated with our strategic prioritization offset by a $0.3 million decrease in stock-based compensation expense.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$14,715	$18,882	$(4,167)
General and administrative	8,314	7,476	838
Total operating expenses	23,029	26,358	(3,329)
Loss from operations	(23,029)	(26,358)	3,329
Other income(expense):
Interest income	2,746	135	2,611
Loss on disposal of property and equipment	(925)	—	(925)
Gain on lease terminations and modification	318	—	318
Other income(expense)	2,139	135	2,004
Total other income(expense)	2,139	135	2,004
Net loss	$(20,890)	$(26,223)	$5,333

The following table summarizes our research and development costs for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Direct research and development expenses by program:
MCT inhibitor programs	$6,425	$9,577	$(3,152)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	6,714	6,104	610
Other expenses	1,576	3,201	(1,625)
Total research and development expenses	$14,715	$18,882	$(4,167)

Research and development expenses for the six months ended June 30, 2023 were $14.7 million, which decreased by $4.2 million from $18.9 million for the six months ended June 30, 2022. The decrease in research and development expenses was primarily attributable to the following:

•
a $3.2 million decrease in costs related to our MCT inhibitor programs driven by decreased costs in external research activities and costs related to our ongoing clinical trial;
•
a $1.6 million decrease in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts; offset by
•
a $0.6 million increase in personnel-related costs, including stock-based compensation expense, primarily due to severance-related costs associated with our strategic prioritization and restructuring.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 were $8.3 million, which increased by $0.8 million from $7.5 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•
a $1.1 million increase in personnel costs, including stock-based compensation expense, primarily due to severance-related costs associated with our strategic prioritization and restructuring; offset by
•
a $0.3 million decrease in other general and administrative expenses, primarily driven by insurance costs.

Total other income (expense)

Total other income (expense) for the six months ended June 30, 2023 was $2.1 million, which increased by $2.0 million from $0.1 million for the six months ended June 30, 2022. The increase in other income (expense) was attributable to the following:

•
a $2.6 million increase in interest income due to higher interest rates on our cash equivalents, which are primarily invested in money market funds;
•
a $0.3 million increase due to gain on lease terminations and modification; offset by
•
a $0.9 million decrease due to loss on disposal of property and equipment.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not commercialized any product and we do not expect to generate revenue from sales of any products prior to our dissolution.

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of our common stock in our IPO. From inception through June 30, 2023, we have raised an aggregate of approximately $141.0 million from the sale of redeemable convertible preferred stock and $136.1 million in net proceeds from the sale of our common stock with the completion of the IPO.

Funding requirements

As of June 30, 2023, our cash and cash equivalents on hand were $133.6 million. We believe that our existing cash and cash equivalents as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date the condensed consolidated financial statements for the period ended June 30, 2023 are available to be issued, or until the effectiveness of the Company’s dissolution. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to treat patients currently enrolled in our Phase 1 combination study with capecitabine or gemcitabine and as we plan and execute the liquidation and dissolution of the Company.

We are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the wind down, timing, costs and results of our ongoing clinical trial of CYT-0851;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA in connection with the wind down of our clinica trial of CYT-0851;
•
the cost of expanding, maintaining, protecting and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•
the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our drug candidates;
•
the costs of the planning and execution of the liquidation and dissolution of the Company; and
•
the ongoing costs of operating as a public company.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(14,316)	$(23,048)
Net cash provided (used) in investing activities	303	(302)
Net cash provided by financing activities	531	24
Net decrease in cash, cash equivalents and restricted cash	$(13,482)	$(23,326)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was $14.3 million, compared to $23.0 million for the same period in 2022. Significant factors in the $8.7 million decrease in net cash used in operating activities include:

•
a decrease in net loss of $5.3 million due to a decrease in research and development expense of $4.2 million offset by an increase in general and administrative expenses of $0.8 million and an increase of total other income of $2.0 million;

•
a decrease in non-cash charges of $0.5 million, consisting of a $0.8 million decrease in stock-based compensation expense, $0.2 million decrease in lease expense and a $0.3 million gain on lease termination and modification offset by a $0.9 million increase from loss on disposal of property and equipment; offset by
•
an increase in net change of $3.9 million in our net operating assets and liabilities, primarily due to a $1.8 million decrease in prepaids and other current assets and a $3.7 million increase in accrued expenses and other current liabilities offset by a $1.6 million decrease in accounts payable.

Investing activities

Net cash used by investing activities for the six months ended June 30, 2023 and 2022 was immaterial due to $0.3 million purchases of property and equipment offset by proceeds of $0.3 million from the sale of property and equipment.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.5 million, consisting of $0.1 million proceeds from issuance of common stock under our ESPP and $0.4 million proceeds from exercise of stock options.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022. If our shareholders approve the Plan of Dissolution and the liklihood is remote that the Company would return from liquidation, we would consider liquidation as imminent and implement liquidation basis of accounting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our primary exposure to market risk is interest rate sensitivity, which is impacted by changes to the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and restricted cash of $133.9 million and $149.4 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2023 and December 31, 2022, we had no debt outstanding, and therefore we are not subject to interest rate risk related to debt.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclose by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 together with all of the other information contained in this Quarterly Report on Form 10-Q, including the additional risk factors below and our consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q, before deciding to invest in our common stock.

To the extent our liabilities, other obligations and expenses or claims against us are higher than we currently anticipate or larger contingency reserves are established, the amount available for distribution to our stockholders will be diminished.

As of June 30, 2023, we had $133.6 million in cash and cash equivalents. We expect to establish a reserve in connection with a Plan of Liquidation and Dissolution, or Plan of Dissolution, to be approved by our Board of Directors, which will be used to pay all expenses, including operating expenses up until the filing of the certificate of dissolution, or the Certificate of Dissolution, and other known, non-contingent liabilities, and which also includes reasonable provision for expenses of liquidation and potential, contingent and unknown liabilities as required by Delaware law. The amount of cash ultimately distributed to our stockholders in the liquidating distributions depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process. While we will attempt to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us, those estimates may be inaccurate. Factors that could impact our estimates include the following:

•
if any of the estimates regarding the Plan of Dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate;
•
if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions; and
•
if the estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate Cyteir, are inaccurate.

If any of the foregoing occurs, the amount we distribute to our stockholders may be substantially less.

We may not be successful in selling our clinical assets and programs, which would decrease the amount of cash available to distribute to our stockholders.

We may sell our remaining clinical assets and programs and expect to continue pursuing the Plan of Dissolution in the near term. We may have significant expenses in connection with sale of our clinical assets and programs, which expenses will decrease the remaining cash available for use in our business and may diminish or delay any distributions to our stockholders in connection with the Plan of Dissolution.

The exact amount or timing of any liquidating distributions to our stockholders under the Plan of Dissolution is uncertain.

The precise amount and timing of any liquidating distribution to our stockholders will depend on and could be delayed by, among other things, sales of our remaining non-cash assets, any unexpected claims from third parties, including governmental authorities, and unexpected or greater than expected expenses.

Although our Board of Directors has not established a firm timetable for liquidating distributions to our stockholders, assuming our stockholders approve the Plan of Dissolution, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such liquidating distributions, if any, as promptly as practicable as creditor claims and contingent liabilities are paid or settled. However, we are currently unable to predict the precise timing of any such liquidating distributions or whether any liquidating distributions will occur at all. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, any stockholder receiving liquidating distributions could be held liable for payment to our creditors of their pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

If the Plan of Dissolution is approved by our stockholders, we will file the Certificate of Dissolution with the Delaware Secretary of State dissolving Cyteir Therapeutics, Inc. Pursuant to the Delaware General Corporation Law, or the DGCL, we will continue to exist for three years after our dissolution or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities, to conduct an orderly wind down of our clinical trial and to distribute to our stockholders any remaining assets. Under the DGCL, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder of record as of the date of the filing of the Certificate of Dissolution, which is referred to hereinafter as the final record date, could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us pursuant to the Plan of Dissolution, this means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from us under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

Our stock transfer books will be closed at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State, after which it will not be possible for stockholders to publicly trade our stock.

On the date we file the Certificate of Dissolution with the Delaware Secretary of State, we intend to close our stock transfer books and discontinue recording transfers of our common stock. Thereafter, certificates or book entries representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after such date, any distributions made by us will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

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

Our planned use of the net proceeds from the IPO as described in our final prospectus dated June 17, 2021 has changed due to our planned liquidation and dissolution. As a result, we currently expect to use our cash and cash equivalents, which include the net proceeds from our IPO, to conduct and orderly wind down of our business, including a wind down of our clinical trial of CYT-0851. We intend to distribute any remaining cash to our stockholders, in accordance with a Plan of Dissolution.

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

Cyteir Therapeutics, Inc.

Date: August 7, 2023	By:	/s/ Markus Renschler
Markus Renschler, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2023	By:	/s/ David Gaiero
David Gaiero
Chief Financial Officer and Treasurer (Principal Financial Officer)