Form 10-Q
period 2023-09-30
Cyteir Therapeutics, Inc.
filed 2023-11-06
CIK 1662244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 35,998,068 shares of common stock, $0.001 par value per share, outstanding.

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

Some of the key factors that could cause actual results to differ include that:

• To the extent our liabilities, other obligations and expenses or claims against us are higher than we currently anticipate or larger contingency reserves are established, the amount available for distribution to our stockholders will be diminished.

• We may not be successful in selling our clinical assets and programs, which would limit the amount of cash available to distribute to our stockholders.

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

• Our common stock may be delisted from Nasdaq and may result in limitation on future trading of our common stock prior to our liquidation and dissolution.

• We may be unable to retain employees, consultants and other resources to carry out our liquidation and dissolution.

• Our Board of Directors may abandon, modify, or delay implementation of our plan of liquidation and dissolution, even after stockholder approval.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$129,242	$147,120
Prepaid expenses and other current assets	1,401	2,089
Total current assets	$130,643	$149,209
Property and equipment, net	105	1,699
Other assets	261	2,324
Total assets	$131,009	$153,232
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$508	$1,128
Accrued expenses and other current liabilities	5,461	4,187
Total current liabilities	$5,969	$5,315
Other long term liabilities	9	1,631
Total liabilities	$5,978	$6,946
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value: 40,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 280,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 36,091,075 and 35,575,694 shares issued as of September 30, 2023 and December 31, 2022, respectively; 36,083,742 and 35,516,249 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	287,532	284,365
Accumulated deficit	(162,536)	(138,114)
Total stockholders’ equity	125,031	146,286
Total liabilities and stockholders’ equity	$131,009	$153,232

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts) (unaudited)	2023	2022	2023	2022
Operating expenses:
Research and development	$2,676	$8,272	$17,391	$27,154
General and administrative	2,495	3,487	10,809	10,963
Total operating expenses	5,171	11,759	28,200	38,117
Loss from operations	(5,171)	(11,759)	(28,200)	(38,117)
Other income (expense):
Interest income	1,639	714	4,385	849
Loss on disposal of property and equipment	-	-	(925)	-
Gain on lease terminations and modification	-	-	318	-
Total other income (expense)	1,639	714	3,778	849
Net loss	$(3,532)	$(11,045)	$(24,422)	$(37,268)
Net loss per share—basic and diluted	$(0.10)	$(0.31)	$(0.68)	$(1.06)
Weighted-average common stock outstanding—basic and diluted	36,030,474	35,329,137	35,647,202	35,283,454

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance At December 31, 2021	35,219,834	$35	$279,310	$(92,053)	$187,292
Exercise of common stock options	19,575	—	19	—	19
Vesting of early exercised options	32,605	—	39	—	39
Stock-based compensation expense	—	—	1,255	—	1,255
Net loss	—	—	—	(14,102)	(14,102)
Balance At March 31, 2022	35,272,014	$35	$280,623	$(106,155)	$174,503
Exercise of common stock options	4,398	—	5	—	5
Vesting of early exercised options	26,732	—	32	—	32
Stock-based compensation expense	—	—	1,365	—	1,365
Net loss	—	—	—	(12,121)	(12,121)
Balance At June 30, 2022	35,303,144	$35	$282,025	$(118,276)	$163,784
Exercise of common stock options	6,112	—	7	—	7
Vesting of early exercised options	25,511	—	30	—	30
Issuance of common stock under ESPP	19,374	—	64	—	64
Stock-based compensation expense	—	—	1,193	—	1,193
Net loss	—	—	—	(11,045)	(11,045)
Balance At September 30, 2022	35,354,141	$35	$283,319	$(129,321)	$154,033

	Common stock
(in thousands, except share and per share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance At December 31, 2022	35,516,249	$35	$284,365	$(138,114)	$146,286
Exercise of common stock options	41,588	—	42	—	42
Vesting of early exercised options	25,144	—	31	—	31
Issuance of common stock under ESPP	41,146	—	61	—	61
Stock-based compensation expense	—	—	1,042	—	1,042
Net loss	—	—	—	(12,486)	(12,486)
Balance At March 31, 2023	35,624,127	$35	$285,541	$(150,600)	$134,976
Exercise of common stock options	351,879	—	428	—	428
Vesting of early exercised options	16,517	—	11	—	11
Stock-based compensation expense	—	—	776	—	776
Net loss	—	—	—	(8,404)	(8,404)
Balance At June 30, 2023	35,992,523	$35	$286,756	$(159,004)	$127,787
Exercise of common stock options	64,112	—	133	—	133
Vesting of early exercised options	5,501	—	14	—	14
Issuance of common stock under ESPP	21,606	—	30	—	30
Stock-based compensation expense	—	—	599	—	599
Net loss	—	—	—	(3,532)	(3,532)
Balance At September 30, 2023	36,083,742	$35	$287,532	$(162,536)	$125,031

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

	Nine Months Ended September 30,
(in thousands) (unaudited)	2023	2022
Cash flows from operating activities:
Net loss	$(24,422)	$(37,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	368	498
Stock-based compensation	2,417	3,813
Non-cash lease expense	158	551
Loss on disposal of property and equipment	925	—
Gain on lease terminations and modification	(318)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	686	(179)
Accounts payable	(620)	(119)
Accrued expenses and other current liabilities	1,940	(2,912)
Other long term liabilities	(6)	1
Net cash used in operating activities	$(18,872)	$(35,615)
Cash flows from investing activities:
Purchases of property and equipment	—	(312)
Proceeds from sales of property and equipment	303	—
Net cash provided by (used) in investing activities	$303	$(312)
Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	92	64
Proceeds from exercise of stock options	603	31
Net cash provided by financing activities	$695	$95
Net decrease in cash, cash equivalents, and restricted cash	(17,874)	(35,832)
Cash, cash equivalents and restricted cash at beginning of period	147,377	189,979
Cash, cash equivalents and restricted cash at end of period	$129,503	$154,147
Supplemental disclosure of cash flows
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$(1,908)	—
Vesting of early exercised options	$56	$101

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$129,242	$153,890
Restricted cash (included in other assets)	261	257
Total cash, cash equivalents, and restricted cash	$129,503	$154,147

See accompanying notes to condensed consolidated financial statements.

CYTEIR THERAPEUTICS, INC.

Notes to condensed consolidated financial statements – (unaudited)

1. Nature of the business

On June 30, 2023, Cyteir Therapeutics, Inc., (the “Company”) announced the discontinuation of development of CYT-0851, its investigational monocarboxylate transporter inhibitor, and that the Company would initiate a plan to liquidate its assets following an orderly wind down of the Company’s operations, and return remaining cash to shareholders. On September 7, 2023, the Board of Directors of the Company unanimously approved, subject to stockholder approval, the liquidation and dissolution of the Company pursuant to a plan of liquidation and dissolution (the “Plan of Dissolution”) that includes the distribution of remaining cash to stockholders following an orderly wind down of the Company’s operations, including the proceeds, if any, from the sale of its assets. Prior to winding down operations, the Company intends to complete regulatory and patient obligations from the ongoing clinical trial. The Company has engaged independent advisors, who are experienced in the dissolution and liquidation of companies, to assist in the Company’s dissolution and liquidation. The Company has called a special meeting of its stockholders on November 16, 2023 to seek approval of the Plan of Dissolution and filed definitive proxy materials relating to the special meeting with the Securities and Exchange Commission (the “SEC”) on October 12, 2023. If the Company’s stockholders approve the Plan of Dissolution and the likelihood is remote that the Company would return from liquidation, the Company would consider liquidation as imminent and implement liquidation basis of accounting.

CYT-0851 was being evaluated in a Phase 1 combination study with capecitabine or gemcitabine in advanced ovarian cancer and other solid tumors. The Company will continue to treat patients currently enrolled in the Company’s Phase 1/2 study of CYT-0851 as a monotherapy and in a combination study with capecitabine or gemcitabine until the conclusion of the study. Through 2022, the Company used its expertise in DNA damage response biology and a disciplined approach to select targets for other novel, differentiated programs with the aim of building a patient-centric portfolio of effective cancer therapies. In January 2023, the Company announced a strategic prioritization that included the discontinuation of these preclinical efforts.

The Company was formed as a Delaware corporation on June 4, 2012, pursuant to the General Corporation Law of the State of Delaware. The Company has a principal office in Lexington, Massachusetts.

Liquidity

The Company has incurred net operating losses since inception and has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the issuance of common stock in its initial public offering, or IPO. As of September 30, 2023, the Company had cash and cash equivalents of $129.2 million and an accumulated deficit of $162.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future.

The Company expects that its cash and cash equivalents as of September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these condensed consolidated financial statements are available to be issued, or until the effectiveness of the Company’s dissolution.

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

Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2023, and the condensed consolidated statements of operations, statements of changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

3. Fair value measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		September 30, 2023
Assets:	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)		Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$128,954	$128,954		$—		$—
Total assets	$128,954	$128,954	$		$

		December 31, 2022
Assets	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant other observable inputs (level 3)
Cash equivalents:
Money market funds	$146,870	$146,870	$—	$—
Total assets	$146,870	$146,870	$—	$—

During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between levels. The fair values of the Company’s cash equivalents, consisting of its standard checking accounts and money market funds, are based on quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development expenses	$37	$786
Prepaid insurance	1,023	982
Prepaid other	324	304
Other receivables	17	17
Total	$1,401	$2,089

5. Property and equipment, net

On January 19, 2023, the Company announced a strategic prioritization of clinical development of CYT-0851, which included the discontinuation of preclinical efforts and a workforce reduction by approximately 70% of the Company's workforce. For the nine months ended September 30, 2023, the Company recognized a loss on disposal of property and equipment totaling $0.9 million on the Company's condensed consolidated statement of operations.

Property and equipment, net consisted of the following (in thousands):

Acquisition cost	Laboratory and computer equipment	Leasehold improvements	Total
As of December 31, 2022	$1,846	$1,675	$3,521
Disposals	(1,752)	(1,266)	(3,018)
As of September 30, 2023	$94	$409	$503

Accumulated depreciation and amortization	Laboratory and computer equipment	Leasehold improvements	Total
As of December 31, 2022	$(827)	$(995)	$(1,822)
Depreciation expense	(63)	(305)	(368)
Disposals	866	926	1,792
As of September 30, 2023	$(24)	$(374)	$(398)

Carrying amount	Laboratory and computer equipment	Leasehold improvements	Total
As of December 31, 2022	$1,019	$680	$1,699
As of September 30, 2023	$70	$35	$105

For the three months ended September 30, 2023 and 2022, depreciation and amortization expense related to property and equipment was $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation and amortization expense related to property and equipment was $0.4 million and $0.5 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development expenses	$1,646	$1,356
Accrued compensation	3,449	1,510
Accrued other	350	432
Operating lease liabilities	16	889
Total accrued expenses and other current liabilities	$5,461	$4,187

7. Common stock

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The holders of the common stock are entitled to one vote for each share of common stock held submitted to a vote of stockholders, and there are not any cumulative voting rights. Holders of common stock are entitled to receive proportionately any dividends as may be declared by the Company's board of directors subject to any preferential dividend rights of any series of preferred stock that the Company may designate and issue in the future.

As of September 30, 2023 and December 31, 2022, the Company has reserved the following shares of common stock for the potential exercise of stock options:

	September 30,	December 31,
	2023	2022
Options to purchase common stock	2,672,831	3,460,897
Remaining shares reserved for future issuance	7,820,567	5,706,345
Total	10,493,398	9,167,242

8. Stock-based compensation

2012 Stock Incentive Plan

The Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”) in November 2012 pursuant to which the Company can issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Recipients of stock options or stock appreciate rights shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to the estimated fair market value of such stock on the date of grant. The exercise price may be less than fair market value if the stock award is granted pursuant to an assumption or substitution for another stock award in the event of a merger or sale of the Company. The maximum term of options granted under the 2012 Plan is ten years, and stock options typically vest over a four-year period. The Board may assign vesting terms to the stock option grants as deemed appropriate. The Company also has the right of refusal to purchase any proposed disposition of shares issued under the 2012 Plan. The 2012 Plan allows for early exercise of all stock option grants if authorized by the Board at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and vest over time. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. At the discretion of the Board, unvested shares held by employees may accelerate vesting in the event of a change of control of the Company unless assumed or substituted by the acquirer or surviving entity. The 2012 Plan has been subsequently amended and provides for the issuance of up to 6,941,421 shares of common stock as of September 30, 2023, of which 2,732,632 shares of common stock remained available for future grant under the 2012 Plan upon the effectiveness of the 2021 Equity Incentive Plan (the “2021 Plan”) and were made available for future issuance under the 2021 Plan.

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

At September 30, 2023, 7,820,567 shares of common stock remained available for future grant under the 2021 Plan.

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

The Company issued 62,754 common shares under the ESPP during the nine months ended September 30, 2023 at an average price per share of $1.45. Cash received from purchases under the ESPP for the nine months ended September 30, 2023 was $0.1 million. The Company recognized an immaterial amount of compensation expense for the ESPP during the nine months ended September 30, 2023.

Early exercise of unvested stock options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in long-term liabilities on the condensed consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of September 30, 2023 and December 31, 2022, there were 7,333 and 59,445 unvested shares related to early exercises of stock options, respectively.

Stock option valuation

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	September 30, 2023	December 31, 2022
Risk-free interest rate range	3.64-3.65%	1.89%-4.23%
Dividend yield	0.0%	0.0%
Expected life of options (years)	6.0	6.0
Volatility rate range	93.0-93.3%	92.4%-93.3%

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	3,460,897	$5.60	8.23	$375
Granted	1,054,357	$1.69	—	—
Exercised	(457,579)	$1.32	—	—
Forfeited or cancelled	(1,384,844)	$5.55	—	—
Outstanding as of September 30, 2023	2,672,831	$4.82	8.02	$1,530
Options vested and exercisable as of September 30, 2023	1,439,617	$6.04	7.37	$575

As of September 30, 2023, there was $2.9 million of unrecognized stock-based compensation expense related to the share-based compensation arrangements under the 2012 Plan. The Company expects to recognize this amount over a weighted-average period of 2.3 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. There were no stock options granted during the three months ended September 30, 2023. The weighted-average grant date fair value of the Company’s stock options granted during the three months ended September 30, 2022 was $1.78.

The total fair value of options vested during the three months ended September 30, 2023 and 2022 was $2.0 million and $1.8 million, respectively.

Stock-based compensation expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$183	$505	$820	$1,393
General and administrative	416	688	1,597	2,420
Total stock-based compensation expense	$599	$1,193	$2,417	$3,813

9. Net loss per share

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	2,672,831	3,659,788
Unvested shares from early exercises	7,333	84,771

10. Commitments and Contingencies

Legal proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2023, there were no matters which would have a material impact on the Company’s financial results.

11. Leases

Operating Lease

In August 2018, the Company entered into an operating lease agreement (the "Lease") for office and laboratory space within the building complex located at 128 Spring Street in Lexington, Massachusetts. The Lease commenced in November 2018, and as subsequently amended, is approximately 14,636 rentable square feet (“Original Premises”) and had a maturity date of October 31, 2023. In July 2021, the Company entered into the second amendment of the Lease and expanded the office space by approximately 5,531 square feet (the “Expansion Premises”), and extended the maturity date to December 31, 2025 for both the Original Premises and Expansion Premises. Lease payments are made monthly, subject to a 3% annual rent increase, and the Company pays for its proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the Lease.

On March 29, 2023, the Company entered into a Lease Amendment and Termination Agreement (the “Amendment”) with respect to the operating lease with 99 Hayden LLC, which covers certain laboratory and office space at Ledgemont Technology Center at 99 Hayden Avenue, Lexington, Massachusetts (the “Premises”). The Amendment amends the terms of the Lease to terminate the Lease as of March 31, 2023, subject to completion of the requisite surrender requirements, with respect to approximately 14,636 rentable square feet consisting of office and lab space located on two floors of the Premises, and 140 rentable square feet of storage space located on the Premises. Under the terms of the Amendment, the Company retained and consolidated into the remaining 5,531 rentable square feet of office space under the Lease at the Premises, which were to serve as the Company's principal executive office, until October 31, 2023, at which time the Lease would have terminated in its entirety. The Company recognized a gain on lease terminations and modification of $0.3 million for the nine months ended September 30, 2023 on the condensed consolidated statement of operations and derecognized $2.2 million in lease liabilities and $1.9 million in right of use assets on the condensed consolidated balance sheets.

The following table summarizes the presentation of the Company's operating leases on its consolidated balance sheet:

Leases	Balance sheet classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Other assets	$—	$2,066
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$16	$889
Noncurrent
Operating lease liabilities	Other long term liabilities	—	1,560
Total lease liabilities		$16	$2,449

The components of lease cost under ASC 842 included in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2023 and 2022 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Statement of operations classification	2023	2022	2023	2022
Operating lease cost	Research and development	$11	$143	$141	$447
Operating lease cost	General and administrative	7	44	88	124
Variable lease cost	Research and development	—	100	101	344
Variable lease cost	General and administrative	—	31	63	96
Total lease cost		$18	$318	$393	$1,011

The weighted average remaining lease term and weighted average discount rate of the operating leases was 0.1 years and 5.0%, respectively, at September 30, 2023. The Company made cash payments for amounts included in the measurement of operating liabilities of $0.3 million for the nine months ended September 30, 2023.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2023 were as follows (in thousands):

Maturity of lease liabilities	Amount
2023 (excluding the nine months ended September 30, 2023)	$16
Less: interest	—
Present value of operating lease liabilities	$16

12. Employee benefit plans

The Company has a 401(k) retirement plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan within statutory and 401(k) plan limits. The Company implemented a matching contribution in 2022 and has made $0.1 million matching contributions for the nine months ended September 30, 2023.

13. Restructuring

On January 19, 2023, the Company announced a strategic prioritization of clinical development of CYT-0851, which included the discontinuation of preclinical efforts and a workforce reduction by approximately 70% of the Company's workforce. For the nine months ended September 30, 2023, the Company incurred $4.4 million of restructuring charges related to termination benefits and other related charges of which $2.5 million and $1.8 million, respectively, were recorded in research and development expenses and general and administrative expenses in the Company's condensed consolidated statements of operations. Non-cash expenses related to the strategic prioritization, consisting of an estimated $0.9 million loss on disposal of property and equipment and a gain of $0.3 million on lease terminations and modification and were recorded in other income (expense) in the Company's condensed consolidated statements of operations.

On June 30, 2023, the Company's Board of Directors announced its discontinuation of all development of CYT-0851 and intention to dissolve the Company. On September 7, 2023, our Board of Directors unanimously approved, subject to stockholder approval, the liquidation and dissolution of the Company pursuant to a plan of liquidation and dissolution. For the three months ended September 30, 2023, the Company reduced restructuring charges by $0.3 million related to termination benefits which was recorded in research and development expenses in the Company's condensed consolidated statements of operations. For the nine months ended September 30, 2023, the Company made $2.3 million of cash payments related to the restructuring. As of September 30, 2023, the restructuring accrual was approximately $2.1 million and was recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet.

The following table outlines the Company's restructuring activities for the nine months ended September 30, 2023 (in thousands):

Opening Balance - December 31, 2022	$-
Employee termination-related charges	4,370
Payments	(2,318)
Balance - September 30, 2023	$2,052

14. Subsequent events

On October 3, 2023, the Company entered into the fourth amendment of the Lease and extended the term of the Lease for an additional one-month term, commencing on November 1, 2023 and expiring on November 30, 2023. Under the terms of the fourth amendment, the Company will continue to lease 5,531 square feet of office space pursuant to the Lease, which will continue to serve as the Company's principal executive office during the extended term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K that was filed on March 23, 2023 with the U.S. Securities and Exchange Commission, or SEC.

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

Overview

On June 30, 2023, we announced the discontinuation of development of CYT-0851, our investigational monocarboxylate transporter inhibitor, and that we would initiate a plan to liquidate our assets following an orderly wind down of our operations, dissolve the Company and return remaining cash to stockholders, or the Dissolution. On September 7, 2023, our Board of Directors unanimously approved, subject to stockholder approval, the liquidation and dissolution of the Company pursuant to a plan of liquidation and dissolution, or the Plan of Dissolution, that includes the distribution of remaining cash to stockholders following an orderly wind down of our operations, including the proceeds, if any, from the sale of its assets. Prior to winding down operations, we intend to complete regulatory and patient obligations from the ongoing clinical trial. We have engaged independent advisors, who are experienced in the dissolution and liquidation of companies, to assist in our dissolution and liquidation. We have called a special meeting of our stockholders on November 16, 2023 to seek approval of the Plan of Dissolution and filed definitive proxy materials relating to the special meeting with the Securities and Exchange Commission, or the SEC, on October 12, 2023.

The Dissolution contemplates an orderly wind down of our business and operations in accordance with the provisions of Delaware General Corporation Law, or the DGCL. If our stockholders approve the Dissolution, we intend to (i) file a Certificate of Dissolution with the Delaware Secretary of State, (ii) cease all of our business activities except those relating to winding up and liquidating our business and affairs, including, but not limited to, prosecuting and defending suits by or against us, if any, and ultimately closing our Phase 1/2 clinical trial of CYT-0851, (iii) collect, sell, exchange or otherwise dispose of our remaining non-cash property and assets, (iv) pay or make a reasonable provision to pay all claims and obligations, including all contingent, conditional or un-matured contractual claims known to us, (v) make such provision as will be reasonably likely to be sufficient to provide compensation for any claim against us which is the subject of a pending action, suit or proceeding to which we are a party, (vi) make such provision as will be reasonably likely to be sufficient to provide compensation for claims that have not been made known to us or that have not arisen but that, based on facts known to us, are likely to arise or become known to us within ten years after the date of dissolution, (vii) set aside a contingency reserve consisting of cash and/or property to satisfy such claims and contingent obligations of the Company, (viii) make a distribution of remaining cash to our stockholders of record as of the date we file our Certificate of Dissolution with the Delaware Secretary of State, and (ix) take any and all other actions permitted or required by the DGCL and any other applicable laws and regulations.

Pursuant to the DGCL, our corporate existence will continue for a period of at least three years following the date on which we file our Certificate of Dissolution with the Delaware Secretary of State, for the purpose of prosecuting and defending suits, winding up the Company and making distributions to stockholders, but not for the purpose of continuing to engage in any business for which the Company was organized.

If stockholders do not approve the plan of liquidation and dissolution, then we will not distribute cash to stockholders and we will continue our corporate existence and the Board of Directors will continue to explore strategic alternatives.

CYT-0851 was being evaluated in a Phase 1/2 study as a monotherapy treatment and in combination with capecitabine or gemcitabine in advanced ovarian cancer and other solid tumors. We will continue to treat patients currently enrolled in this study until the conclusion of the study.

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

Since our inception in 2012, we have focused primarily on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of novel therapeutics. We do not have any drug candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of securities, including an aggregate of approximately $141.0 million of gross proceeds from the sale of redeemable convertible preferred stock and approximately $149.1 million of gross proceeds from the sale of common stock in our IPO, as of September 30, 2023.

We have incurred significant operating losses since inception, including net losses of $24.4 million and $37.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022 we had an accumulated deficit of $162.5 million and $138.1 million, respectively. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we:

•
continue to treat patients currently enrolled in our Phase 1/2 clinical study as a monotherapy and in combination with capecitabine or gemcitabine;
•
execute the plan of liquidation and dissolution of the Company;
•
obtain, maintain, protect and enforce our intellectual property portfolio; and
•
experience delays or encounter issues with any of the above.

As of September 30, 2023, we had cash and cash equivalents of $129.2 million. We believe that our existing cash and cash equivalents as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date our condensed consolidated financial statements for the period ended September 30, 2023 are available to be issued, or until the effectiveness of our dissolution. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$2,676	$8,272	$(5,596)
General and administrative	2,495	3,487	(992)
Total operating expenses	5,171	11,759	(6,588)
Loss from operations	(5,171)	(11,759)	6,588
Other income(expense):
Interest income	1,639	714	925
Total other income(expense)	1,639	714	925
Net loss	$(3,532)	$(11,045)	$7,513

Research and development expenses

The following table summarizes our research and development costs for each of the periods presented:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Direct research and development expenses by program:
MCT inhibitor programs	$1,611	$3,122	$(1,511)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	910	3,207	(2,297)
Other expenses	155	1,943	(1,788)
Total research and development expenses	$2,676	$8,272	$(5,596)

Research and development expenses for the three months ended September 30, 2023 were $2.7 million, which decreased by $5.6 million from $8.3 million for the three months ended September 30, 2022. The decrease in research and development expenses was primarily attributable to the following:

•
a $1.5 million decrease in costs related to our MCT inhibitor programs driven by decreased costs in external research activities and costs related to our ongoing clinical trial;
•
a $2.3 million decrease in personnel-related costs, including stock-based compensation expense, primarily due to decreased headcount associated with our strategic prioritization and restructuring; and
•
a $1.8 million decrease in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 were $2.5 million, which decreased by $1.0 million from $3.5 million for the three months ended September 30, 2022. The decrease in general and administrative expenses was primarily attributable the following:

•
a $0.7 million decrease in personnel-related costs, including stock-based compensation expense, primarily due to decreased headcount associated with our strategic prioritization and restructuring; and
•
a $0.3 million decrease in other general and administrative expenses, primarily driven by insurance, IT and facilities related costs.

Total other income (expense)

Total other income (expense) for three months ended September 30, 2023 was $1.6 million, which increased by $0.9 million from $0.7 million for the three months ended September 30, 2022. The increase in other income (expense) was attributable to the increase in interest income due to higher interest rates on our cash equivalents, which are primarily invested in money market funds.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Operating expenses:
Research and development	$17,391	$27,154	$(9,763)
General and administrative	10,809	10,963	(154)
Total operating expenses	28,200	38,117	(9,917)
Loss from operations	(28,200)	(38,117)	9,917
Other income(expense):
Interest income	4,385	849	3,536
Loss on disposal of property and equipment	(925)	—	(925)
Gain on lease terminations and modification	318	—	318
Total other income(expense)	3,778	849	2,929
Net loss	$(24,422)	$(37,268)	$12,846

The following table summarizes our research and development costs for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Direct research and development expenses by program:
MCT inhibitor programs	$8,036	$12,699	$(4,663)
Unallocated research and development expenses:
Personnel expenses (including stock-based compensation)	7,624	9,311	(1,687)
Other expenses	1,731	5,144	(3,413)
Total research and development expenses	$17,391	$27,154	$(9,763)

Research and development expenses for the nine months ended September 30, 2023 were $17.4 million, which decreased by $9.8 million from $27.2 million for the nine months ended September 30, 2022. The decrease in research and development expenses was primarily attributable to the following:

•
a $4.7 million decrease in costs related to our MCT inhibitor programs driven by decreased costs in external research activities and costs related to our ongoing clinical trial;
•
a $1.7 million decrease in personnel-related costs, including stock-based compensation expense, primarily due to decreased headcount associated with our strategic prioritization and restructuring; and
•
a $3.4 million decrease in other research and development operational expenses, including facilities and lab-related costs as well as costs related to our discovery efforts.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 were $10.8 million, which decreased by $0.2 million from $11.0 million for the nine months ended September 30, 2022. The decrease in general and administrative expenses was primarily attributable to the following:

•
a $0.6 million decrease in other general and administrative expenses, primarily driven by decreased insurance costs; offset by
•
a $0.4 million increase in personnel costs, including stock-based compensation expense, primarily due to severance-related costs associated with our strategic prioritization and restructuring.

Total other income (expense)

Total other income (expense) for the nine months ended September 30, 2023 was $3.8 million, which increased by $3.0 million from $0.8 million for the nine months ended September 30, 2022. The increase in other income (expense) was attributable to the following:

•
a $3.6 million increase in interest income due to higher interest rates on our cash equivalents, which are primarily invested in money market funds;
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

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of our common stock in our IPO. From inception through September 30, 2023, we have raised an aggregate of approximately $141.0 million from the sale of redeemable convertible preferred stock and $136.1 million in net proceeds from the sale of our common stock with the completion of the IPO.

Funding requirements

As of September 30, 2023, our cash and cash equivalents on hand were $129.2 million. We believe that our existing cash and cash equivalents as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date the condensed consolidated financial statements for the period ended September 30, 2023 are available to be issued, or until the effectiveness of the Company’s dissolution. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur expenses and operating losses for the foreseeable future as we continue to treat patients currently enrolled in our Phase 1 combination study with capecitabine or gemcitabine and as we plan and execute the liquidation and dissolution of the Company.

We are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the wind down, timing, costs and results of our ongoing clinical trial of CYT-0851;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA in connection with the wind down of our clinical trial of CYT-0851;
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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(18,872)	$(35,615)
Net cash provided (used) in investing activities	303	(312)
Net cash provided by financing activities	695	95
Net decrease in cash, cash equivalents and restricted cash	$(17,874)	$(35,832)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $18.9 million, compared to $35.6 million for the same period in 2022. Significant factors in the $16.7 million decrease in net cash used in operating activities include:

•
a decrease in net loss of $12.9 million primarily driven by a decrease in research and development expense of $9.8 million, general and administrative expenses of $0.2 million and an increase of total other income of $3.0 million;
•
a decrease in non-cash charges of $1.3 million, consisting of a $1.4 million decrease in stock-based compensation expense, $0.4 million decrease in lease expense, $0.1 million decrease in depreciation and amortization expense and a $0.3 million gain on lease termination and modification offset by a $0.9 million increase from loss on disposal of property and equipment; offset by
•
an increase in net change of $5.2 million in our net operating assets and liabilities, primarily due to a $4.8 million increase in accrued expenses and other current liabilities and a $0.9 million decrease in prepaids and other current assets offset by a $0.5 million decrease in accounts payable.

Investing activities

Net cash used by investing activities for the nine months ended September 30, 2023 and 2022 was immaterial due to $0.3 million purchases of property and equipment offset by proceeds of $0.3 million from the sale of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.7 million, consisting of $0.1 million proceeds from issuance of common stock under our ESPP and $0.6 million proceeds from exercise of stock options.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022. If our shareholders approve the Plan of Dissolution and the likelihood is remote that the Company would return from liquidation, we would consider liquidation as imminent and implement liquidation basis of accounting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our primary exposure to market risk is interest rate sensitivity, which is impacted by changes to the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and restricted cash of $129.5 million and $149.4 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2023 and December 31, 2022, we had no debt outstanding, and therefore we are not subject to interest rate risk related to debt.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclose by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2023, we had $129.2 million in cash and cash equivalents. We expect to establish a reserve in connection with a Plan of Liquidation and Dissolution, or Plan of Dissolution, to be approved by our Board of Directors, which will be used to pay all expenses, including operating expenses up until the filing of the certificate of dissolution, or the Certificate of Dissolution, and other known, non-contingent liabilities, and which also includes reasonable provision for expenses of liquidation and potential, contingent and unknown liabilities as required by Delaware law. The amount of cash ultimately distributed to our stockholders in the liquidating distributions depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process. While we will attempt to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us, those estimates may be inaccurate. Factors that could impact our estimates include the following:

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

We may not be successful in selling our clinical assets and programs, which would limit the amount of cash available to distribute to our stockholders.

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

Cyteir Therapeutics, Inc.

Date: November 6, 2023	By:	/s/ Markus Renschler
Markus Renschler, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ David Gaiero
David Gaiero
Chief Financial Officer and Treasurer (Principal Financial Officer)